Form 10KSB40
period 1998-12-31
INTERACTIVE OBJECTS INC
filed 1999-03-30
CIK 1060228

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  ____________

                                  FORM 10-KSB

   [X] Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998
                                   -- or --
   [ ]   Transition Report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934 for the transition period from             to

                                 ____________

                           Interactive Objects, Inc.
           Name of small business issuer as specified in its charter

                                    0-25373
                             Commission File Number

    State of Washington                                87-0434226
 State or Other Jurisdiction of            I.R.S. Employer Identification Number
 Incorporation or Organization

                           217 Pine Street, Suite 800
                           Seattle, Washington  98101
                     Address of Principal Executive Offices

                                 (206) 464-1008
                            Issuer Telephone Number

                                  ____________

Securities registered under Section 12(b) of the Exchange Act:
         Common Stock, $.01 par value

Securities registered under Section 12(g) of the Exchange Act:
         [None]

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes [ ]   No [X]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.  Yes [X]   No [ ]

The registrant's revenues for its most recent fiscal year were $2,122,846.

As of March 23, 1999, there were 14,708,927 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates was approximately $13,334,920 based on the average of the bid ($1-17/32) and ask ($1-5/8) prices on that date of $1.578.

Transitional Small Business Disclosure Format (check one):  Yes  [ ]  No [X]

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. The Company undertakes no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by the Company in this report and in the Company's other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect the Company's business.

The Company

     Interactive Objects designs, develops and markets modular software components. Additionally, the Company, through its consulting services group, provides sophisticated software business solutions designed to facilitate integrating medium- to large-scale businesses with the Internet.

     The Company's products are designed for use primarily on the Microsoft suite of visual programming languages including Visual Basic(R), Visual C++(R) and Visual FoxPro(R) and are marketed to corporate and professional developers for use in a variety of environments, including multi-tier client-server, intranet, extranet and Internet environments. The Company's products are reusable, modular software components designed to work across multiple operating platforms. As a result, corporate and professional developers are able to focus on the core functionality of the applications they are developing--designing and constructing their applications more efficiently. The Company released two components in the first quarter of 1998 and released a suite of four additional components in October 1998.

     The Company has historically derived a substantially all of its revenue from its consulting services group. The consulting services group specializes in sophisticated software business solutions which involve intranet, extranet and Internet environments. In addition to providing sophisticated business solutions to enterprise companies, Interactive Objects' consultants provide much of the Company's research and development input for creating new and innovative products. In 1998, substantially all of the Company's revenues were the result of contracts awarded to its consulting group. These contracts provided the Company valuable insight into the technology hurdles confronting medium and large companies.

     The Company's business strategy is focused on broadening its product development by productizing the business solutions the Company's consultants have designed or identified while performing consulting services. These products are "application frameworks," sets or suites of reusable software components architected to facilitate scaleable application development designed to solve a specific business problem. By assembling its base components together with the business objects generated from its consulting projects in a framework architecture, the Company can address the sophisticated business solution requirements of medium to large size organizations.

     While continuing to invest its engineering and development resources in expanding its library of development tools and components, the Company believes that by assembling objects within an application framework, the resulting solutions will have greater market potential than that of individual component sales. The move from developer solutions to business solutions represents a natural evolution for the Company. The Company believes that its core capabilities are application architecture through its consulting group and reusable component development by its product development team. See "RISK FACTORS--Uncertainties Regarding Market Acceptance of the Company's Products; New Product Introductions."

Industry Background

     Increasing Dependence on Software. Businesses are increasingly relying on information systems as a strategic resource and as a way of differentiating themselves from their competitors. A sophisticated enterprise-wide information system can allow a company to take advantage of new markets before a competitor, reduce operating expenses, and increase ties with suppliers and customers. Business solutions incorporating Internet and intranet technologies can be particularly effective in extending the information system outside the bounds of a company, creating even more opportunities. Of all the pieces that make up an information system, software plays a critical role. Therefore, as businesses become more dependent on their information systems, their dependence on software increases. In addition, original equipment manufacturers ("OEMs") and independent software vendors ("ISVs") are increasingly dependent on the development of software to provide critical functionality and product differentiation.

     Need for Improved Software Development Technologies and Methods. Software development technologies and methods have not kept pace with the increasing reliance on software systems. In fact, the intricacies of modern software systems have tended to make the software development process longer, more complicated and increasingly error prone. For example, many businesses are implementing client-server applications that must be scalable (capable of growing to support additional users) enough to handle hundreds or thousands of users, yet flexible enough to meet continually changing business requirements. Businesses implementing enterprise-wide information systems face a particularly difficult challenge in developing software for the distributed, heterogeneous environments that these systems typically demand. In addition, businesses recognize that not only are these software systems expensive to develop, they can also be expensive to maintain.

     Organizations have taken an initial step in addressing the complexity and cost of today's software systems by breaking software applications into functional segments to be developed by separate teams of programmers. However, traditional software development methodologies often produce unnecessary and complex interdependencies among functional software segments. The resulting software is typically difficult to develop and test, as well as expensive to modify and maintain.

     Adoption of Object-Oriented Technologies. To address the difficulties of developing and maintaining complex software systems, organizations are increasingly adopting object-oriented technologies and development methodologies. Object-oriented programming allows software to be written in terms of objects that are used as building blocks to model real-world objects and systems. Objects, sometimes referred to as components, are self-contained units that encapsulate a collection of data and related procedures. Although objects may be internally complex, they are designed to have simple interfaces that allow programmers to develop and change objects independently without affecting other segments of the software system. The generalized, self-contained nature of well-designed objects allows them to be reused within a single software system and in subsequent applications. To a large extent, developing software applications then becomes a matter of assembling new and existing objects, rather than writing entire programs from scratch, resulting in significantly reduced development times and improved software quality. In addition, because the internal details of each object are relatively insulated from the rest of the system, objects can be tested, modified and maintained independently.

     As object-oriented technologies have been adopted over the last several years, Microsoft's Visual Programming Languages (primarily Visual C++(R) and Visual Basic(R)) have emerged as the de facto standard computer languages for object-oriented software development. Java(R) by Sun Microsystem, Inc., another object-oriented programming language that is similar to C++(R), is gaining popularity with the growth of the Internet and intranet environments.

     Need for Reusable Third-Party Software Components. While objects or components are easy to use once built, developing reusable, well-designed components can be extremely difficult and time consuming. Many technical details must be addressed, including support for various platforms, graphical user interfaces, databases and networking protocols. As a result, object-oriented software development can be improved significantly through the use of pre-built, industry-standard objects ("components"). Software components are typically sold as a "class library," a group of up to 100 related object types ("classes"). Organizations seek to improve quality and time-to-market by purchasing pre-written components from independent vendors to handle fundamental operations ranging from simple functions such as date handling to more complex functions such as network communications. Using off-the-shelf components for such tasks allows developers to focus on the core functionality of the systems they are developing. For example, using a standard component for database connectivity allows a developers to develop an application without regard to the low-level details of programming to any particular database while allowing the freedom to switch between different database vendors. In addition, commercially available software components typically are more thoroughly tested and provide more complete functionality than parts developed in-house. The Company believes that the use of third-party software components will enable organizations to develop robust software applications more rapidly, at lower cost and with more functionality than applications using only internally developed components.

     Benefits of Implementing Application Framework Technology. As the complexity of applications developed to solve specific business problems increase, developers have looked to expand upon the concept of reusable component architecture to capture the benefits this process facilitates. As a result, the concept of application frameworks has evolved. Application frameworks are a set or suite of reusable components architected and assembled in such a way as to facilitate scaleable application development designed to solve a specific business problem. As such, application frameworks represent a reusable, easily modifiable environment where application development of a robust business solution becomes an assembly process, built on the substantial reuse of common, well-tested components or business objects.

     In theory, application frameworks represent a development methodology where up to 80 percent of an application or business solution under development can be based on reusable software. As a result, application frameworks pledge to shorten development cycles, reduce skill requirements, and cut the costs associated with custom development of software-based business solutions. Unlike traditional "middleware" solutions that only address low-level application programming interface (API) integration and data transformation, application frameworks extend upward to the business process layer allowing developers to develop robust business solutions in less time than traditional programming practices provide.

Interactive Objects' Solutions

     In addition to providing high-level consulting services to major corporations, Interactive Objects designs, develops and markets reusable, modular software components.

     Software Consulting Services

     Specializing in Internet-based technologies and protocols, the Company's consultants target primarily large enterprise-caliber companies. Through its object-oriented, standards-based architectures, the Company provides sophisticated solutions and interfaces connecting enterprise corporations to relevant communities of interest their distributors, their salesforce, their employees, clients and business partners. With their thorough understanding of re-useable, modular application architecture, the Company's consultants deliver enterprise business solutions that bridge the gap between legacy information and today's cutting-edge Web technology. In addition to providing sophisticated IS solutions to enterprise companies, Interactive Objects' consultants serve as part of the Company's research and development arm identifying and defining new and innovative products that may ultimately be sold by the Company. Emphasizing collaboration, coordination and communication, the Company is a premium service provider of complex business solutions for large corporations such as SAFECO, Eddie Bauer and Microsoft. See "RISK FACTORS--Concentration of Customers; Limited Marketing Experience."

     Because Internet development expertise is in demand, many companies find they simply don't have the resources in house to tackle particularly challenging applications. In these cases, the Company's consultants provide the technical guidance on a project basis and solve the complex problems presented to them. By working directly with companies, the Company's consultants see first-hand the problems confronting corporate IS departments. That, in turn, gives Interactive Objects a competitive advantage in creating the tools to solve that problem. The customized tools created by the Company's consultants to solve a particular problem today may become Company products in the future. See "RISK FACTORS-- Dependence on Consulting Engagements for Product Research and Development and Market Research."

     The Company's consultants focus on providing solutions leveraging Interactive Objects core area of expertise integrating the enterprise with the Internet. The Company's most recent consulting agreement related to the design of an enterprise-wide information automation system that will enable SAFECO's nationwide network of over 8,000 independent agents to create and process insurance applications over the Internet. The suite of software components and business objects resulting from this partnership are expected to increase the efficiencies of

SAFECO's claim and policy processing while reducing the cost of SAFECO's remote agent support activities. See "RISK FACTORS--Concentration of Customers; Limited Marketing Experience."

     Cognizant of the competitive nature in the professional IS services arena, the Company, in an effort to provide the highest level of flexibility and responsiveness for its clients and to limit the growth of its employee base, assembles teams of independent programmers for each project based on the individual requirements of that project. Utilizing this business model, the Company can limit the risks inherent in assembling large teams of low-level programmers while maintaining management of the project and the ability to provide the highest level of service. See "RISK FACTORS--Recruiting and Retaining Technical Personnel."

     Interactive Objects believes that its consulting services provide many opportunities and benefits to the Company, including:

     Market Research -- By working directly with large corporations, Interactive Objects gains timely insight into the needs of the information services market. The Company analyzes and utilizes this market research information to identify opportunities for the development of new components. The Company believes that consulting projects will not only enable the Company to further develop its core expertise while keeping apprised of the needs of the market, but will also foster a competitive advantage for the Company since this market research is not an added expense to the Company. See "RISK FACTORS-- Dependence on Consulting Engagements for Product Research and Development and Market Research."

     Development -- The customized tools created to solve business problems on the consulting engagement can be further developed to become products marketed by Interactive Objects. See "RISK FACTORS--Uncertainties Regarding Market Acceptance of the Company's Products; New Product Introductions."

     Product Exposure The solutions implemented to business problems encountered on a particular consulting engagement may require the use of existing Interactive Objects' products, resulting in increased awareness and exposure to the Company, its products, and personnel. See "RISK FACTORS-- Concentration of Customers; Limited Marketing Experience."

     Reusable Software Components

     Improved Software Quality. Interactive Objects' products improve software quality by providing professional developers with reliable, reusable software components and application frameworks. The use of the Company's products result in reduced development times for applications that are easier to maintain and contain less untested code, resulting in fewer bugs and higher quality. See "RISK FACTORS--Uncertainties Regarding Market Acceptance of the Company's Products; New Product Introductions."

     Accelerated Development Time. By incorporating the Company's pre-programmed, pre-tested, reusable software components within their applications, developers can produce more reliable software solutions in less time.

     Responsive to Developers. The method of bundling multiple components has become an industry standard. However, the Company believes that in many instances, components with little to no commonality are bundled together as a class library. Interactive Objects offers its components on an individual basis versus pre-bundled allowing the developer to pick and choose according to his or her needs. The Company believes this method is a competitive advantage as it empowers customers to determine their needs rather than the vendor.

     Increased Focus on Critical Functionality. The Company's products encapsulate fundamental operations within reusable software components, allowing developers to focus on defining and creating the critical business logic within applications rather than the mundane routines that an application needs to request and carry out lower-level services.

     Reduced Maintenance Cost. The Company's products are designed to reduce overall maintenance and support costs over the life of an application. Use of the Company's products help developers program flexible, modular applications that are easier to update, modify and refine. See "RISK FACTORS--Rapid Technological Change."

The Interactive Objects Strategy

     Interactive Objects' objective is to be a leading provider of modular software components, application frameworks and Internet, intranet and extranet business software solutions. The Company intends to achieve this objective by:

     Expanding upon its Consulting Services to Enterprise-level Corporations. Leveraging its key technological expertise in Internet, intranet and extranet business solutions, the Company intends to invest in expanding its infrastructure and personnel base to facilitate a more aggressive sales initiative targeting medium to large companies. See "RISK FACTORS--Evolving Markets and Standards" and "--Rapid Technological Change."

     Continuing to Develop Modular Software Components that are both Reusable and Robust. The Company intends to continue to develop reliable modular software components designed to facilitate accelerated application development of robust business solutions for the professional and corporate developer. See "RISK FACTORS--Dependence on Growth of Internet/Intranet/Extranet Software Applications."

     Leveraging Consulting Relationships to Develop Application Frameworks. By leveraging the intellectual properties resulting from certain of its consulting relationships and its software components, the Company intends to develop application frameworks for the corporate IS and enterprise business community. See "RISK FACTORS--Dependence on Consulting Engagements for Product Research and Development and Market Research."

     Expanding its Sales and Distribution Network. While it has historically relied on Web-based electronic software distribution, the Company has recently expanded its sales and distribution capabilities through distribution relationships with Digital River, Inc. and Earth Web, Inc. The Company intends to expand its sales activity further through a variety of activities including establishing and building a network of resellers and integrators to support the Company's enterprise initiatives, growing its internal sales organization to facilitate dealing directly with Fortune 2000 companies, and encouraging the establishment of co-marketing relationships with leading OEMs, ISVs and VARs. See "RISK FACTORS--Limited Product Distribution."

     Performing Strategic Acquisitions. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies, that among other things, could expand the breadth and depth of its products and organization. See "RISK FACTORS--Competition" and "--Risks Associated with Potential Acquisitions."

Interactive Objects' Products and Services

     Interactive Objects designs, develops and markets modular software components. Additionally, the Company, through its consulting services group, provides sophisticated software business solutions designed to facilitate integrating medium- to large-scale businesses with the Internet.

     Products

     Visual Gateway Interface ("VGI"), the Company's first product released in the first quarter of 1998, is a fully integrated, object-oriented Microsoft-based development tool allowing users develop true server-independent Web- based applications able to run on any NT Web server without relying on, or learning, a new scripting language. VGI was created to solve a problem Web programmers consistently encounter--the fact that different gateways and Web servers support different scripting languages and/or protocol specifications. As a result, visual programmers were required to learn and use multiple tool sets to create separate versions of the same application for deployment across the different servers. VGI provides a familiar, standards-based interface that visual programmers can use to create a single version of a Web application that runs on all popular Web servers without needing to learn and use the Web server specific scripting language (e.g., VBScript, JavaScript, Perl, etc.). This tool enables visual programmers to concentrate on the development and enhancement of the Web application itself rather than on the protocols necessary to run them. By simplifying the method for integrating standard Web protocols into the developer's native visual application environment, VGI provides an easy-to-use framework for creating and migrating visual applications to the Web. VGI retails for $149.00. Sales of VGI, to date, have been insignificant.

     Visual Mail Interface ("VMI"). The VMI product suite is a series of four reusable, object-oriented components that let developers create and implement a variety of electronic mail applications without having to learn specific e- mail protocols. The Company released VMI in October 1998. Both componentized and reusable, VMI allows for the easy assimilation of e-mail capabilities into existing or new applications from either the client or server side. From requisition and form routing, to automatic response mechanisms, VMI lets developers quickly and easily add innovative e-mail functionality to their applications. All the VMI components come pre-tested, ensuring the highest level of reliability and stability available. Designed for COM-compliant development environments including Visual Basic(R), Visual C++(R), Visual J++(R) and Delphi(R), VMI supports the leading Internet and communication protocols: POP3, SMTP, MIME and UUencode. The Company plans to release the VMI product line the fourth quarter of 1998. The Company intends to market VMI both as a suite and as individual components. VMI individual components retail for $149.00 to $199.00 and the product suite retails for $499.00.

     Products Under Development

     Application Frameworks. Leveraging its core competencies and its consulting relationships, the Company plans to release its first application framework in 1999. These application frameworks will represent a set of reusable objects architected and assembled in such a way as to facilitate scaleable application development that solves a specific business problem. As the Company's products, specifically its application framework solutions, become more complex, customers increasingly require greater professional assistance in the design, development and deployment of these business solutions within their individual organizations. As a result of the complexity and robustness of its application framework technology, the Company expects that application framework pricing will be significantly in excess of prices charged for its components. See "RISK FACTORS--Uncertainties Regarding Market Acceptance of the Company's Products; New Product Introductions" and "--Dependence on Growth of Internet/Intranet/Extranet Software Applications."

     Consulting Services

     Specializing in Internet-based technologies and protocols, the Company's consultants target primarily large enterprise-caliber companies. Through its object-oriented, standards-based architectures, the Company provides sophisticated solutions and interfaces connecting enterprise corporations to relevant communities of interest--their distributors, their sales force, their employees, clients and business partners. With their thorough understanding of re-useable, modular application architecture, the Company's consultants deliver enterprise business solutions that bridge the gap between legacy information and today's cutting-edge Web technology. Emphasizing collaboration, coordination and communication, the Company is a premium service provider of complex business solutions for large corporations such as SAFECO, Eddie Bauer and Microsoft.

     Product Development

     Interactive Objects approaches product development as an organized development effort utilizing individual product teams. These teams are designed to be small, focused, and efficient. Each team consists of a project manager, and a number of software designers, documentation writers and test engineers. The teams work on a six to nine month development cycle, with each team focusing on a particular component or set of related components during a development period. The Company's product development plan includes the release of a suite of 4 components in October 1998. The Company currently has two product development teams and will add additional teams if product sales warrant. Additionally, the Company maintains information on freelancers, independent developers/programmers, and 3rd party development organizations the Company could contract with, and outsource projects to, in an effort to help facilitate the Company's development plans, in the event internal resources are insufficient to accomplish the specific project. See "RISK FACTORS--Recruiting and Retaining Technical Personnel."

     The Company believes that quality is a competitive factor in the software component market. In as much, the Company emphasizes quality assurance as a fundamental element within its development process. Each product development team is staffed with a test engineer whose purpose is to develop test scripts for the respective components and to conduct unit testing. In addition, Interactive Objects has contracted with a third-party laboratory, ST Labs Inc., one of the nation's leading providers of software testing and quality assurance support services, for functionality, stress, and scalability testing. The Company believes that with its commitment to thoroughly testing its products, the Company will engender developer confidence in the reliability of all products Interactive Objects brings to market. See "RISK FACTORS-- Software Defects and Liability Claims."

Sales, Distribution and Support

     The Company distributes its products through Digital River, Inc. and its network of over 500 reseller sites. The Company also has a distribution relationship with Developer.com and Developer Direct, on-line distribution channels that target professional software developers. The Company seeks to increase awareness of its products, to provide customer and technical support and to encourage dialogue regarding its products by maintaining a World Wide Web site. Interactive Objects' current sales and support strategy for its software components relies almost exclusively on the Internet and electronic software distribution. A visitor to the Company's Web site can download products for a free time-limited trial period (15 to 30-days in length) letting potential users become aware of the features and benefits of the respective product. At the end of the trial period, the user must purchase the product or it will automatically expire. To purchase the product, the user must enter credit card information to facilitate the sale.

     The Company believes that the electronic channel is an important source of information and support for IT professionals. By utilizing the Web and ESD as its principal means of distribution for its components, the Company believes it has taken the most direct and effective route to its target market, the professional software developers a group that tends to spend significant time on the Web. This marketing strategy enables the Company to eliminate most of the manufacturing, distribution and inventory costs traditionally associated with selling software. See "RISK FACTORS--Limited Product Distribution."

     Another advantage to the Company's Web-based ESD is increased responsiveness to market changes. This strategy allows the Company to provide instantaneous changes to its product line without recalling outdated or unsold product. The Company can also quickly respond to market pressures and can adjust the price of a product depending on market demand. In addition, the Company has the flexibility to dynamically package its products in a variety of configurations versus being tied to the rigid packaging requirements standard distribution channels require. The Company provides both volume discounts and corporate licenses encouraging mass distribution of its products. See "RISK FACTORS-- Uncertainties Regarding Component Product Positioning" and "--Rapid Technological Change."

     As the Company expands its activities into the application frameworks arena, the Company will move beyond the Web-centric sales and distribution model it has employed for its components. Historically, the Company has not had a large enterprise or national accounts sales force. Establishing and building a channel of resellers and integrators to support the Company's overall strategic sales and marketing activities as it expands into its enterprise initiative will be a priority for the Company. Accordingly, the Company is currently recruiting seasoned sales professionals in an effort to expand its direct sales department. These individuals will serve as the primary sales mechanism necessary to communicate the strengths of the Company to the targeted audience-- enterprise organizations.

     The Company also provides support through its Web site. By providing support electronically, the Company believes that it is often able to identify and solve customer problems more rapidly.

Marketing

     Interactive Objects' promotion activities focus on two objectives: generate and raise awareness to the Company and its products, and increase the number of visits and resulting sales from its Web site. Advertising and promotional efforts are focused on these goals. Using controlled circulation publications such as Visual Basic Programmer's Journal and Microsoft Interactive Developer, Interactive Objects has implemented a plan targeting professional software developers through print advertising for its component product lines. Interactive Objects has also pursued Web advertising. Banner ads have been placed on www.microsoft.com, one of the highest trafficked sites on the Web. The Company believes this to be an effective form of advertising since it leverages the visibility a high traffic site like Microsoft's provides, while enabling customers to hyperlink directly to the Company's Web site. See "RISK FACTORS-- Competition."

     As the Company expands its activities to the application framework market, its marketing activities will also expand. Direct mail supported by telemarketing, reseller channel development and training, third-party partnerships with other independent software vendors will all be explored as the Company's strategy evolves. The Company's commitment to establishing these relationships is demonstrated through its participation in Microsoft's Software Developers Network Independent Software Vendor Program, as well as being named a charter member of Wall Data's Cyberprise(R) Consulting Partner Program. See "RISK FACTORS--Concentration of Customers; Limited Marketing Experience."

     Media and analyst relations will remain a core component to the Company's promotional campaign. The Company believes that press coverage of the Company is a cost-efficient way to increase visibility and establish credibility. Interactive Objects has already received positive coverage in Web Techniques, The Seattle Times, The Seattle Post-Intelligencer, Washington CEO magazine, Puget Sound Business Journal, Business Week, and CNET's electronic magazine, AnchorDesk. Interactive Objects intends to continue to invest in this channel through press/analyst tours with the objective of generating further interest and visibility in industry, general business and regional publications.

     Interactive Objects' promotional activities include maintaining a presence in the industry by promoting itself at selective trade shows. Trade shows give Interactive Objects the opportunity to enhance its image as the corporate developer's advocate, establish business relationships with OEMs and VARs, meet with industry analysts and press as well as research the market and the competitors. The Company's commitment to tradeshows was immediately recognized at VBITS'98 San Francisco (March 1998)--the Company's first show appearance-- where Interactive Objects was awarded "Best of Show" for its marketing activities and booth design.

Acquisitions

     The software industry has experienced and is expected to continue to experience a significant amount of consolidation. While the Company expects that it will grow internally, the Company continually evaluates potential acquisitions of complementary businesses, products and technologies, that among other things, could expand the breadth and depths of its products and organization. See "RISK FACTORS--Risks Associated with Potential Acquisitions."

Competition

     The market for software consulting and contract development/software system design services is extremely competitive. The principal competitive factors in this market are thoroughness and ingenuity of solution proposed and responsiveness to client proposal requests, and to a lessor degree, reputation and price. Many of the Company's competitors in the consulting arena have substantially greater financial, management, marketing and technical resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition. See "RISK FACTORS--Concentration of Customers; Limited Marketing Experience" and "--Competition."

     The market for the Company's products is intensely competitive, subject to rapid change, and significantly affected by new product introductions and related marketing activities of industry participants. The Company's products are targeted at the emerging market for re-usable business objects and software components specific to Internet-related applications. Sales in the component industry is not currently dominated by any one company. International Data Corporation in its 1998 Worldwide Markets and Trends Report on Internet Tools, reports that, with the exception of Oracle Corporation at 16, no programmer development tool vendor has over 5.1 percent of the worldwide market share. See "RISK FACTORS--Rapid Technological Change."

     Direct competitors of the Company's reusable software components include Progress Software Corporation (Crescent division) and Sheridan Software Systems, Inc. Both produce components that are targeted directly at visual developers and both were early leaders in the visual component market.

     The Company believes that the principal competitive factors in this market to be: product quality, flexibility, performance, functionality and features, use of standards-based technology, quality of support and service, company reputation and price. While price is less significant than other factors for corporate customers, price can be a significant factor for individual developers.

     According to International Data Corporation in its 1998 Worldwide Markets and Trends Report on Internet Tools, the Windows component market share (developer tools produced to support Microsoft's Windows 95(R), Windows 98(R) and Windows NT(R)) is expected to double in the next five years, from 22.3 in 1997 to 42.5 in 2002. The Company believes that by containing its development efforts to Windows-based solutions, that it will be well positioned to take advantage of this anticipated growth.

     In the application framework product area, the competition the Company faces is not easily identified. As an emerging market, it is difficult to project which companies may be the most effective competitors and, as the market matures, the Company believes it is inevitable that strong competitors will surface. Until that time, the Company is confronted by a myriad of competitors including Mortice Kern Systems Inc., Neuron Data, Inc. and Usoft Corporation. Indirect competitors include many of the independent information system consulting organizations which may have distributed component technology expertise.

     Many of these direct and indirect competitors have longer operating histories, more resources (financial, technical, and marketing), greater name recognition and larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products than the Company. The Company believes that its product positioning, including its planned offering of individual, non-bundled components, as well as complete application frameworks, and its dedication to high quality, reliable products will enable it to gain competitive advantage in the market. In addition, the Company's business objects are designed to interact smoothly with established software systems. With components specifically developed for use with Microsoft, the Company intends to partner with these companies to bundle the components with theirs, or sell them in conjunction. The Company's products are also developed using standards-based object technologies enabling them to run on multiple platforms and with multiple programming languages.

     The Company also faces competition from systems integrators and internal development efforts. Some systems integrators possess industry-specific expertise that may enable them to offer a single vendor solution where they already have a reputation among potential customers. There can be no assurance that these third parties, some of which have significantly greater resources than the Company, will not market competitive software products in the future. It is also possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition and results of operations. See "RISK FACTORS--Uncertainties Regarding Market Acceptance of the Company's Products; New Product Introductions" and "--Competition."

Intellectual Property and Other Proprietary Rights

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company believes its current intellectual property rights are sufficient to carry on its business as currently conducted. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. See "RISK FACTORS--Proprietary Rights; Risks of Infringement."

     The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

Employees

     As of March 23, 1999, the Company had a total of nine employees, all of whom were based in the Seattle, Washington area. Of the total, six were in product development and consulting services, one was engaged in sales and marketing and two were in administration and finance. The Company's future success depends in significant part upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees is represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "RISK FACTORS-- Recruiting and Retaining Technical Personnel" and "--Reliance on Management and Key Personnel; Changes in Management."

Risk Factors

     In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business. This registration statement may contain forward-looking statements that involve risks and uncertainties. When used in this registration statement, the words "anticipate," "believe," "effect," "estimate," "expect" and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company's actual results, performance or achievements could differ materially from the results expressed in or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business" as well as those discussed elsewhere in this Report.

     Limited Operating History; No Profitable Operations. The Company was founded in 1995 and has had insignificant operating results until 1997. The Company has experienced losses since incorporation and there can be no assurance that the Company will become profitable in the near future or at all. The Company experienced losses of $(4,146,000) and $(1,682,266) for the years ended December 31, 1998 and December 31, 1997, respectively. The losses for the years ended December 31, 1998 and December 31, 1997 include a non-recurring non-cash compensation expenses for securities issued in exchange for services. The Company's ability to achieve revenue growth and profitability are substantially dependent upon its ability to successfully grow and expand its consulting division, the success of the Company's software component and application framework strategies, and upon its ability to successfully complete and introduce new products. There can be no assurance that the Company will be able to successfully accomplish the foregoing or to achieve or maintain profitability in future periods. The Company believes that its existing capital resources will enable it to fund its operations, without additional capital, through 1999. If the Company determines to seek additional capital through the issuance of additional shares of capital stock, such issuance could result in dilution to the holders of the Company's Common Stock. There can be no assurance that the Company will be able to obtain such capital on acceptable terms or at all.

     Concentration of Customers; Limited Marketing Experience. The Company's consulting group architects, designs and implements Web-based software systems to address Internet, intranet and/or extranet communication and integration needs of medium to large corporations in the Pacific Northwest. Since 1995, the Company has performed consulting services primarily for SAFECO Insurance Companies of America, Inc. ("SAFECO") and to a lesser degree for Eddie Bauer Incorporated ("Eddie Bauer"), and Microsoft. For 1997 and the first nine months of 1998, revenues resulting from the Company's relationship with SAFECO accounted for substantially all of the Company's revenues. The Company's most recent project with SAFECO involved developing an enterprise-wide,

Internet-based information automation system. The Company's relationship with SAFECO ended on July 31, 1998. There can be no assurance that the Company will be able to market its consulting services successfully to similarly positioned organizations in the future. If the Company is unsuccessful in marketing its consulting services this would have a material adverse effect on the Company's financial condition and results of operations. In addition much of the Company's research and development for creating new and innovative products, as well as further development of the Company's application frameworks, may be delayed, which would adversely affect the Company's financial condition and results of operation.

     Uncertainties Regarding Market Acceptance of the Company's Products; New Product Introductions. The Company's future revenues will depend substantially on its ability to successfully design and market new and innovative products that appeal to developers using Microsoft's visual development programming languages, including Microsoft's Visual Basic(R), Visual C++(R), Visual FoxPro(R) ("Microsoft Visual Programming Languages"). The Company's current product line adheres to Microsoft's COM (component object model) standard, which competes with the Object Modeling Group's CORBA (common object request broker architecture) standard. There can be no assurances that sales of the Company's current or future products will meet the Company's expectations, due to various factors. The Company may introduce products later to market than expected or later to market than competitors' introductions, or competitors may introduce competitive products at lower prices. The acceptance of the Company's products are dependent in part on the continued adoption of the Internet as the new computing paradigm, and the continued growth of Microsoft's visual development environment and languages. For example, if Object Modeling Group's CORBA standard grows in popularity, reliance and demand for COM-based products could decline dramatically. This in turn would adversely affect the Company's financial condition and its results of operation would be materially and adversely affected.

     Periodically, the Company expects to make announcements regarding new product releases and product updates. Such announcements are made for the purpose of providing customers with a general idea of the expected availability of products for planning purposes, and are based upon estimates and are not a prediction of the exact availability date for such products. Some new products are based on technology from third parties, and the Company has limited control over whether and when these technologies may be enhanced. The failure or delay in enhancements of technology from third parties could have a material adverse effect on the Company's ability to develop and enhance its products. Due to the inherent uncertainties of software development, it is likely that such situations will occur from time to time in the future. Moreover, the loss of key employees may increase the risk of delays in product availability from timeframes originally anticipated. Consequently, announcements regarding the Company's expectations of when products may ship should not be considered a prediction by the Company that the products will ship in any particular quarter or otherwise be relied upon by investors as a basis for predicting the Company's results for any future period. Delays in the shipment of such products and product enhancements will have a material adverse impact on the Company. Without the introduction of such new products, the Company's products may become technologically outdated, and as a result the Company's business, operating results and financial condition could be materially adversely affected. There can be no assurance that the future development and marketing efforts by the Company will be successful.

     Evolving Markets and Standards. The Company's current products are designed for use by professional software developers who primarily rely on Microsoft Visual Programming Languages to program in a variety of environments, including multi-tier client-server, Internet, intranet, and extranet environments. Although the component method of programming is in its infancy, the Company believes the market for third-party components and application frameworks (reusable software components and business objects assembled in a framework architecture incorporating limited business logic and/or functionality) is expanding. As such, the Company's growth depends upon continued market acceptance of reusable, object-oriented components and application framework technology. Additionally, because the Company's products are based on the Microsoft's COM and DCOM (distributed component object model) standards, continued market acceptance of, and adherence to, these standards is critical to the Company's future growth. In the event that the Object Modeling Group's CORBA standard or another standard increases in market acceptance or emerges as the market standard, reliance on and demand for COM- based products could diminish. This would have a material adverse affect on the Company's business, operating results and financial condition.

     There can be no assurance that the object-oriented programming market in general, or the component market in particular, will gain further acceptance in the near future or at all. Additionally, the Company's distributed object solutions are designed specifically for use in Web-based applications involving the Internet, intranets and/or extranets. Because critical issues in the industry concerning implementing Web-based initiatives, including security, reliability, cost, ease of use, access and quality of service remain unresolved, the growth of applications targeting the Internet is uncertain and difficult to predict.

     The markets for the Company's products are relatively new and still evolving, and accordingly it is difficult to assess or predict with any assurance the size or growth rate, if any, of these markets. There can be no assurance that markets for the Company's products will develop, or that the Company's products will be accepted. If these markets fail to develop, develop more slowly than expected, or attract new competitors, or if the Company's products do not achieve market acceptance, the Company's business, operating results and financial condition could be materially adversely affected. Even if broader market acceptance is achieved, the reusable component market may continue to be characterized by numerous competitors in the areas of tools, methodology and services. In addition, in the event COM-based programming loses market acceptance to CORBA or to another standard, or be replaced by another programming language, the Company's business, financial condition and results of operations could be materially and adversely affected. Because the Company's strategy is to develop standards-based products, and these standards are relatively new, not widely accepted and compete with other emerging standards, to the extent that these standards are not commercially successful, this will have a material adverse affect on the Company's business, operating results and financial condition. Competing or alternative technologies are being, or are likely in the future to be, promoted by current and potential competitors of the Company, some of which have well-established relationships with current and potential customers of the Company. Some of these current and potential competitors have extensive knowledge of the markets served by the Company, better name recognition and more extensive development, sales and marketing resources than the Company. To the extent these organizations actually become competitors to the Company, they may prove to materially and adversely affect the Company's business, financial condition and results of operations.

     Dependence on Microsoft. The Company's current products comply with Microsoft's COM, DCOM and COM+ standards and have been designed specifically for professional developers who utilize primarily Microsoft Visual Development Languages and, to a lesser extent, Inprise's programming language, Delphi(R). To the extent that Microsoft changes its visual programming languages, changes its programming standards, withholds information regarding such changes or other changes to its Windows(R) or Windows NT(R) operating systems, changes the manner in which it markets its visual development languages or component standards, or does not provide the Company with pre-release information about such changes, the Company could be adversely impacted. Such impacts could result in the delay of the release of the Company's products, the Company's cost of developing products could be significantly increased, and the Company may be required to expend significant resources to modify its marketing and sales priorities and direction.

     Limited Product Distribution. The Company's future revenues from product sales are substantially dependent upon the Company's ability to successfully market and sell its products. The Company currently sells its products solely by utilizing electronic software distribution ("ESD") via its Web site. Through December 31, 1998, Company sales of its products via its Web site have been limited, generating insignificant revenues. Although the Company believes that the use of the Internet for software sales and distribution will continue to grow, the Company acknowledges the need to increase its internal sales staff, and to market and distribute its products through resellers and integrators and other channels in order to increase sales. There can be no assurance that the Company will be successful in attracting and retaining such sales professionals, or in establishing a channel of resellers and integrators. Failure to accomplish any of these tasks could materially and adversely affect the Company's financial condition and results of operation. In addition, the Company has entered into distribution relationships with Digital River Inc. and Earth Web Inc., and intends to explore additional third-party partnerships with other independent software vendors ("ISVs") and explore co-marketing arrangements. There can be no assurance that such relationships will increase product sales through these channels or that the Company will be successful in entering into further distribution relationships or that such relationships will prove beneficial to the Company.

     Uncertainties Regarding Component Product Positioning. The current standard in the component industry is to sell bundled tools and components in a "class library" consisting of numerous products, whereas the Company's marketing strategy for its software components is, among other things, to sell individual components at a lower unit cost than the bundled products. There can be no assurances such product positioning will be accepted in the marketplace. To the extent that the Company's non-bundled products do not achieve market acceptance, the Company may be required to significantly reduce the individual price per component to make the product more attractive, or may be required to develop additional products to offer as a bundled library. In either event, the Company's financial performance could be materially adversely affected.

     Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results. As a result of the Company's limited operating history and the emerging nature of the markets in which it competes, the Company is unable to forecast accurately its revenues. The Company's current and future expense levels are based largely on its product development plans and are to a large extent fixed. Revenues from consulting engagements tend to fluctuate as consulting contracts, which may extend over several months, are undertaken, renewed, completed or terminated. Product revenue is difficult to forecast due to the fact that the Company to date has not generated significant material revenue from its individual software component sales. The Company also has not determined what the average sales cycle, from initial evaluation to purchase, will be for future sales. Sales and operating results generally depend on the volume of, timing of and ability to fulfill orders received, which are difficult to forecast. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues in relation to the Company's planned expenditures would have an immediate adverse effect on the Company's business, prospects, financial condition and results of operations. Further, as a strategic response to changes in the competitive environment, the Company may from time to time make certain pricing, service or marketing decisions that could have a material adverse effect on its business, prospects, financial condition and results of operations.

     The Company may experience significant fluctuations in its quarterly operating results due to a variety of factors, many of which are outside the Company's control. Future operating results will depend upon many factors, including the timing of consulting engagements and payment terms, demand for the Company's products and services, the level of product and price competition in the industry, the length of the Company's sales cycle, the budget cycles of the Company's customers, the timing of new product introductions and product enhancements, the mix of products and services sold, activities of and acquisitions by competitors, changes in pricing policy by the Company and its competitors, analysts' reports about the Company, its components and application framework technology, the hiring new employees, the ability of the Company to develop and market new products and control costs, and general economic conditions and economic conditions specific to the Internet, on-line commerce and the software component industry in general.

     Competition. The market for software consulting and contract development/software system design services is extremely competitive. The principal competitive factors in this market are thoroughness and ingenuity of solution proposed and responsiveness to client proposal requests, and to a lessor degree, reputation and price. Many of the Company's competitors in the consulting arena have substantially greater financial, management, marketing and technical resources than the Company. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material adverse effect upon the Company's business, operating results and financial condition.

     The market for the Company's reusable software components is intensely competitive, subject to rapid change and significantly affected by new product introductions and other market activities of industry participants. The Company's current products are targeted at professional software developers who program using primarily Microsoft Visual Programming Languages. The Company's competitors offer a variety of products and services to address this market. The Company believes that the principal competitive factors in this market are product quality, flexibility, performance, functionality and product features, use of standards-based technology, quality of support and service, company reputation and price. While price is less significant than other factors for corporate customers, price can be a significant factor for individual developers. Direct and indirect competitors in the component market include Microsoft, RogueWave Software, Inc., Progress Software Corporation, KL Group, Inc. and others, and the Company expects to face significant competition in the future from these and other companies. Most of these competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, name recognition and larger installed bases of customers than the Company. Additionally, many of these current and potential competitors have well-established relationships with potential customers of the Company, have extensive knowledge of the markets serviced by the Company's customers, more extensive development, sales and marketing resources and are capable of offering single vendor solutions. As a result, the Company's competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products than the Company. Certain competitors have been known to license software for free to gain a competitive advantage. Such competition could materially adversely affect the Company's ability to sell products on terms favorable to the Company. There can be no assurance that the Company will be able to compete successfully against current and future competition, and the failure to do so would have a material averse effect upon the Company's business, operating results and financial condition.

     The Company also faces competition from other software vendors, systems integrators and internal development efforts. Many of these competitors possess industry-specific expertise that may enable them to offer a single vendor solution more easily, and already have a reputation among potential customers for offering enterprise-wide solutions for software programming needs. There can be no assurance that these third-parties, most of whom have significantly greater resources than the Company, will not market competitive software business solutions in the future. It is also possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company will be able to compete successfully against current and future competitors or that competitive pressures faced by the Company will not materially and adversely affect its business, financial condition and results of operations.

     The advent of the Internet as a computing, communication and collaboration platform, as well as a low-cost and efficient distribution on-line service and electronic commerce vehicle, increases competition and creates uncertainty as to future directions this technology will ultimately take. The Company faces intense competition in the development and marketing of Web-based COM, DCOM and COM+ software components and business solutions from a wide variety of companies. There can be no assurances that the Company will be able to compete effectively for business opportunities as they arise on the Internet, on-line services, electronic commerce and other emerging areas.

     Dependence on Consulting Engagements for Product Research and Development and Marketing Research. The Company's strategy depends in part on its continued ability to use its consulting engagements as a research and development opportunity for products the Company might market in the future. The Company generally negotiates its consulting agreements to enable the Company to retain intellectual property rights to portions of the software being developed, while the client retains rights to the entire program developed. If the Company is not successful in growing its consulting business, is not able to negotiate consulting agreements which allow the Company to retain rights to portions of the developed software, or the needs of the Company's consulting customers do not create opportunities for creating marketable products, the Company may be required to expend significant amounts of resources, or contract with third-parties, to perform research and development for new product offerings, which could materially and adversely affect the Company's financial condition and results of operation. The Company also utilizes its consulting services for its marketing research. However, the needs of the Company's consulting customers may not be representative of the needs of the professional software developer community in general, and there can be no assurances that the Company will be successful in obtaining sufficient information through its consulting services to be able to develop software components and application frameworks that are desirable to professional software developers and corporate application programmers. To the extent that the Company's consulting services, or other internal research or marketing methods, are insufficient for such purposes, the Company may be required to expend significant amounts of resources, or contract with third-parties, to obtain the necessary market research information necessary to validate new products or the positioning the Company proposes, which could materially and adversely affect the Company's financial condition and results of operation.

     Rapid Technological Change. To remain competitive, the Company must develop new products, while enhancing and improving its existing products and components. Web-centric software tools are characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices that could render the Company's existing proprietary technology and systems obsolete. The Company's success will depend, in part, on its ability to develop or license state-of-the-art technologies, enhance its existing services, develop or acquire new services and technologies that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a cost-effective and timely basis. There can be no assurance that the Company will be successful in continuing to develop and market on a timely and cost-effective basis fully functional product enhancements or new products that respond to technological advances by others, or that its enhanced and new products will achieve adequate market acceptance. If the Company is unable, for technical, legal, financial or other reasons, to anticipate or respond adequately to changes in technology and customer preferences, significant delays in product development or introduction would have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Growth of Internet/Intranet/Extranet Software Applications. The Company's product strategies focus on supporting professional software developers programming Internet, intranet and/or extranet-related applications using any of the visual development languages available, including Microsoft's Visual Programming Languages and Inprise Corporation's ("Inprise") Delphi(R). Accordingly, revenues derived from the Company's products and consulting services will depend in large part upon the rate of adoption by businesses and end-users of the Internet, intranets, and extranets for commerce and communications. Many of the critical issues concerning the Internet, including security, reliability, cost, ease of use, access and quality of service, remain unresolved at this time, hindering adoption by many enterprises and end-users. To the extent the Internet, intranets, and in turn extranets, are not widely used by businesses and end- users, there would be a corresponding material adverse effect on the Company's business, operating results and financial condition. The Company's recent entry into these markets is subject to a number of risks, including among others, the Company's inexperience in these markets, the new and evolving nature of these markets, the Company's need to make choices regarding the visual development languages and standards on which to focus, the ongoing transition of and investment of resources for this segment by the Company, the Company's limited market credibility in this area, and the presence of several very large and well-established businesses, as well as a number of smaller very successful companies, already competing in this market. There can be no assurance that sales in these markets will meet the Company's objectives, in which case the Company's business, operating results or financial condition could be materially adversely affected.

     Reliance on Management and Key Personnel; Changes in Management. The Company's future performance depends in significant part upon the continued service of its key technical personnel and senior management. The loss of the services of one or more of the Company's executive officers or key technical personnel could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has entered into employment agreements with certain of its executive officers and key personnel. See "MANAGEMENT--Executive Compensation and Other Information-- Employment Contracts." Generally, these agreements are for a term of one year and may be renewed for successive one-year terms. Additionally, the Company is continually seeking to expand the capabilities of its management team by adding new executives or replacing current executives. In early October 1998, Ryan Smith and John Guarino, each a former director and the Company's former chief executive officer and senior executive vice president, respectively, resigned from their positions with the Company, and the Company hired Matthew Schiltz as consultant to the Company and to serve as interim chief executive officer. Effective on October 27, 1998, the Company appointed Steve Wollach, the Company's Chief Financial Officer and Director, to serve as the Company's President as part of an internal reorganization being effected by the Company and to replace Mr. Schiltz. Mr. Schiltz has agreed to continue to serve as an advisor to the Company through June 1999. In addition, the Company hired Dale Western as the Company's Vice President of Engineering and Development. The Company expects that there may be additional additions to or changes in management in the future. The cost and management time expended in expanding the capabilities of the management team and the resulting change in management structure could have a material adverse affect on the Company, its product launches and business strategy and its operating results.

     Control by Existing Shareholders. Approximately 49.1 percent of the outstanding shares of Common Stock as of March 23, 1999 are owned by current and former directors and officers of the Company or their respective affiliates.
All such shareholders, if they were to vote together, could significantly influence the outcome of matters submitted to a vote of the Company's shareholders, including the election of directors to the Company's Board of Directors. In addition, pursuant to the terms of the settlement agreements entered into by the Company with two of its founders and former officers and directors, Ryan Smith and John Guarino, each of Messrs. Smith and Guarino has granted to each of the Company's current directors an irrevocable proxy to vote an aggregate of 2,580,800 shares held by Messrs. Smith and Guarino that are subject to a transferable call option granted in favor of the Company. Shareholders do not have the right to cumulate votes in the election of directors and do not have preemptive rights. See "PRINCIPAL SHAREHOLDERS," "DESCRIPTION OF SECURITIES" and "CERTAIN TRANSACTIONS."

     Software Defects and Liability Claims. Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. There can be no assurance that, despite testing by the Company, third-parties and potential customers, defects and errors will not be found in current versions, new versions or enhancements after commercial shipments begin, resulting in the loss of revenues, delay in market acceptance or unexpected re-programming costs, which could have a material adverse effect upon the Company's business, operating results and financial condition.

     The Company's license agreements with its customers typically contain provisions designed to limit the Company's exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in the Company's license agreements may not be effective as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. A successful product liability claim brought against the Company could have a material adverse effect upon the Company's business, operating results and financial condition.

     Proprietary Rights, Risks of Infringement. The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. There can be no assurance that others will not develop technologies that are similar or superior to the Company's technology. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology.

     The Company is not aware that it is infringing any proprietary rights of third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, financial condition and results of operations would be materially and adversely affected.

     Risks Associated with Potential Acquisitions. As a part of the Company's business strategy, the Company intends to review acquisition prospects that would complement the Company's consulting services or existing product offerings, augment the Company's market coverage or enhance its technological capabilities, or that may otherwise offer growth opportunities. The Company continually evaluates potential acquisitions of complementary businesses, products and technologies, that among other things, could expand the breadth and depth of its products and organization. Any future acquisition by the Company could result in potentially dilutive issuances of equity securities, the incurrence of debt, contingent liabilities and/or amortization expenses related to goodwill and other intangible assets, any of which could materially adversely affect the Company's operating results and/or the market price of the Common Stock. Acquisitions entail numerous risks, including difficulties in the assimilation of acquired operations, technologies and products, diversion of management's attention to other business concerns, risks of entering markets in which the Company has no or limited prior experience and potential loss of key employees of acquired organizations. Shareholders do not generally have rights to approve any such acquisitions other than as required by Washington Corporate law. No assurance can be given as to the ability of the Company to successfully integrate any businesses, products, technologies or personnel that might be acquired in the future, and the failure of the Company to do so could have a material adverse effect on the Company's business, financial condition and operating results.

     Year 2000 Issues. Many companies are currently expending significant resources in order to address the "Year 2000" issue. Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company or engaged the Company for consulting. Any reductions in revenues to the Company resulting from other companies focus on the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

     The Company has commenced a review of its internal information systems. The objective of the review is to address necessary code changes, testing and implementation with the objective of taking corrective action based on the results of such review. In addition, the Company could be materially and adversely affected by costs or complications relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company interacts. At this time, the Company has not yet determined the cost related to achieving Year 2000 compliance.

     The Year 2000 issue could affect the products that the Company sells. The Company has reviewed its current products and believes that its products are Year 2000 compliant. However, to the extent that the Company's products prove to be non-compliant, or in the event of any dispute with any customer regarding whether the Company's products are compliant, the Company's business, results of operations and financial condition could be materially and adversely affected.

     Recruiting and Retaining Technical Personnel. The success of the Company depends in large part upon the ability of the Company to recruit and retain highly skilled software engineers and programmers, both as employees and as independent contractors. The Company's consulting division relies primarily on independent contractors and subcontractors to perform services in connection with its consulting engagements. If the Company is unsuccessful in obtaining skilled independent contractors and subcontractors for its consulting engagements, the Company may be unable to perform the contracts on a timely basis and may be unable to bid for contracts which it cannot perform with employees. Additionally, the Company believes that the technological and creative skills of its personnel are essential to establishing and maintaining a leadership position, particularly in light of the fact that its intellectual property, once sold to the public market, is easily replicated. The competition for such personnel is intense, and there can be no assurance that the Company will be successful in retaining or recruiting such personnel. In seeking qualified personnel, the Company is required to compete with companies having greater financial and other resources than the Company. In addition, the Company has had to, and may continue to be required to, increase substantially the compensation, bonuses, stock options or other fringe benefits offered to employees in order to attract and retain such personnel. Effective in November, 1998, the Company reorganized and reduced its employee base. Such reorganization may also make recruiting new talented employees more difficult and costly. The additional costs that may be incurred in retaining or attracting new personnel may have a material adverse affect on the Company, its product launches and its operating results.

     No Dividends. The Company does not intend to declare any dividends on the Common Stock in the foreseeable future.

     Anti-takeover Effect of Certain Provisions of Articles of Incorporation. The Company's Articles of Incorporation authorize the Board of Directors to issue up to 10,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock that may be issued in the future. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company without further action by the shareholders and may adversely affect the voting and other rights of the holders of Common Stock. The Company has no present plans to issue shares of preferred stock. Further, certain provisions of the Company's Articles of Incorporation and Bylaws and provisions of Washington law, including the presence of a staggered Board of Directors, could delay or make more difficult a merger, tender offer or proxy contest involving the Company. See "DESCRIPTION OF CAPITAL STOCK."

     Possible Adverse Effect of Outstanding Warrants and Options. There are currently approximately 978,401 shares of Common Stock reserved for issuance upon the exercise of certain stock purchase warrants granted by the Company (at a weighted average exercise price of approximately $3.01 per share), and an aggregate of 2,000,000 shares of Common Stock reserved for issuance upon exercise of options that may be granted under the Company's 1998 Stock Option Plan. As of March 23, 1999 the Company had granted stock options to purchase up to an aggregate of 1,648,750 shares of Common Stock at a weighted average exercise price of approximately $1.40 per share. In connection with the Company's recent restructuring, which included a reduction in the number of employees, the Company repriced all outstanding stock options held by continuing employees and directors to

$1.406 per share, the last trade price of the Common Stock on November 4, 1998. To the extent that any outstanding warrants or options are exercised, holders of Common Stock will be diluted. In addition, any sales in the public market of the shares underlying such warrants or options may adversely affect prevailing market prices for the Common Stock and may adversely affect the Company's ability to obtain additional equity financing. See "DESCRIPTION OF SECURITIES."

     Shares Eligible for Future Sale. As of March 23, 1999, there are 14,708,927 shares of Common Stock outstanding, of which 1,946,617 shares have been registered for resale on the Company's Registration Statement on Form SB-2 (file no. 333-62345) as declared effective by the Commission on February 12, 1999 (the "Registration Statement") and 5,165,526 shares that are freely tradable without restriction or further registration under the Securities Act. In addition, the Registration Statement also registered for resale up to 978,401 shares of Common Stock underlying certain outstanding stock purchase warrants. The Company has not granted any registration rights with regard to any additional shares of Common Stock. All of the remaining 7,596,784 shares of Common Stock outstanding are "restricted securities," as that term is defined under Rule 144 promulgated under the Securities Act and will become eligible for sale, pursuant to Rule 144 commencing on various dates in 1999. No prediction can be made as to the effect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices prevailing from time to time. The possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect the prevailing market price for the Common Stock and could impair the Company's ability to raise capital through the sale of its equity securities. See "SHARES ELIGIBLE FOR FUTURE SALE."

     Extreme Volatility of Stock Price. Like other software and high technology companies, the market price of the Company's Common Stock has been and may continue to be extremely volatile. Since the Common Stock began listing on the OTC Bulletin Board in September 1997, the bid price of the Common Stock has ranged from a high of $9.94 to a low of $0.9375. Factors such as quarterly fluctuations in the Company's results of operations, the announcement of technological innovations or the introduction of new products by the Company or its competitors, and general conditions in the computer software and hardware industries may have a significant impact on the market price of the Common Stock. In addition, the stock market in general has experienced extreme price and volume fluctuations that have affected the market price for many companies in industries similar or related to that of the Company and that have been unrelated to the operating performance of these companies. These market fluctuations may materially and adversely affect the market price of the Common Stock.

     No Assurance of Public Market; Failure to Gain Listing on The Nasdaq SmallCap Market; Risks Relating to Low-Priced Stocks. The Common Stock is currently traded on the OTC Bulletin Board. There can be no assurance that a regular trading market will develop or be sustained after the date of this Prospectus. At such time that the Company meet the initial listing requirements, the Company intends to apply for listing on The Nasdaq SmallCap Market ("NASDAQ"). The minimum listing requirements to qualify for listing on NASDAQ include generally either $4 million in net tangible assets (total assets, excluding goodwill, less total liabilities), $750,000 in net income or $50 million in market capitalization, and a $5 million market value of the public float. In addition, initial listing also requires three market makers and a minimum bid price of $4.00 per share. In order to continue to be listed on NASDAQ, the Company must maintain either $2 million in net tangible assets or $500,000 in net income, and a $4 million market value of its public float. As of the date of this Report, the Company does not satisfy the initial listing requirements for listing on NASDAQ. If the Company is not able to apply for listing on NASDAQ or is not accepted for listing on NASDAQ, the Common Stock will continue to be traded on the OTC Bulletin Board. In addition, if the Company is subsequently listed on NASDAQ and fails to meet the maintenance criteria, the Company's securities would be delisted from NASDAQ, and trading, if any, in the Company's securities would thereafter be conducted on the OTC Bulletin Board. For as long as the Common Stock is traded on the OTC Bulletin Board, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, the Common Stock than if it were listed on NASDAQ.

     For as long as the Common Stock is traded on the OTC Bulletin Board and the trading price of the Common Stock is below $5.00 per share, trading in such securities will be subject to the requirements of certain "penny stock" rules promulgated under the Exchange Act. These rules require additional disclosure to investors by broker-dealers in connection with any trades involving a stock defined as a penny stock (generally, any non-NASDAQ equity security that has a market price of less than $5.00 per share, subject to certain exceptions). Such rules require that, prior to any penny stock transaction, the broker-dealer deliver to the investor a disclosure statement explaining the penny stock market and the associated risks with the market. The rules also impose sales practice requirements on broker-dealers who sell penny stocks to persons other than to established customers or accredited investors (generally institutions). For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Company's securities, which could severely limit the market price and liquidity of such securities and the ability of purchasers to sell any of the Shares acquired in this offering in the secondary market.

ITEM 2.  PROPERTY

     In November 1998 the Company consolidated its corporate headquarters in Seattle, Washington, where it leases approximately 8,141 square feet of office space in the Olympic Tower Building in Seattle, Washington. The Company has also sublet certain of its Seattle office space to unaffiliated third parties. The Company believes that its existing facilities will be adequate through fiscal 1999 and that sufficient additional space will be available as needed thereafter on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is currently in negotiations and expects to enter into mediation and/or arbitration with Jay Paulson, a former officer and significant shareholder of the Company, in connection with certain severance and other matters related to his employment with the Company. In addition, the Company has been served with a complaint filed by Mr. Paulson in King County Superior Court in the State of Washington on November 18, 1998 (case no. 98-2-27751-1SEA) for declaratory and injunctive relief and unspecified damages in connection with a requested transfer of restricted securities held by Mr. Paulson. The Company believes it has taken appropriate action and intends to vigorously defend this lawsuit.

     In addition, the Company recently entered into settlement agreements with Ryan Smith and John Guarino, two of the Company's founders, former officers and directors and significant shareholders of the Company, in connection with certain matters related to their employment with the Company. See "CERTAIN TRANSACTIONS."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended December 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock is traded on the OTC Bulletin Board under the symbol "OBJX". on March 23, 1999, the closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board were $1-17/32 and $1-5/8, respectively, and the Common Stock was held of record by approximately 261 persons on such date (excluding holders of shares issuable upon exercise of outstanding stock options and warrants). The Common Stock first began trading on the otc bulletin board under the "OBJX" trading symbol on September 25, 1997. The table below sets forth, for the calendar quarters indicated since the date that the Common Stock began trading, the high and low bid prices for the Common Stock as reported by the OTC bulletin board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                        INTERACTIVE OBJECTS, INC.
                               COMMON STOCK
                                                      High    Low
                                                      -----  -----
1997    First Quarter.................................  --     --
        Second Quarter................................  --     --
        Third Quarter (beginning September 25, 1997)..$2.50  $1.88
        Fourth Quarter................................ 2.66   1.88


1998    First Quarter................................. 4.50   1.88
        Second Quarter................................ 9.94   3.84
        Third Quarter (through August 21, 1998)....... 4.72   1.41
        Fourth Quarter................................ 1.94   0.91

1999    First Quarter (through March 23, 1999)........$1.88  $0.94

     At March 23, 1999 there were 14,708,927 shares of Common Stock outstanding.

     No cash dividends have been paid on the capital stock of the Company and no dividends are currently contemplated by management. There are no restrictions on the payment of dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and accompanying notes and the other financial information appearing elsewhere in this Report.

     The following discussion contains forward-looking statements regarding the Company, its business, prospects and results of operations that are subject to risks and uncertainties posed by many factors and events that could cause the Company's actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed herein as well as those discussed under the captions "Risk Factors" and "Business" as well as those discussed elsewhere in this Report. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Report. Readers are urged to carefully review and consider the various disclosures made by the Company in this Prospectus that attempt to advise interested parties of the risks and factors that may affect the Company's business.

Overview

     The Company was incorporated in the State of Washington in October 1995 and operated under the name Neoteric Media, Inc., d/b/a Interactive Objects, until August 1997. In August 1997, pursuant to the terms of an acquisition agreement with Asia Pacific Chemical Engineering Corp., a publicly-held Utah corporation with nominal assets and liabilities, Neoteric Media entered into a business combination with APEC. In the Neoteric Acquisition, the shareholders of Neoteric Media exchanged their stock for a majority of the then-outstanding common stock of APEC and Neoteric Media became a wholly-owned subsidiary of APEC (which changed its name to Interactive Objects). For accounting purposes, the Neoteric Acquisition was accounted for as a reverse purchase, with Interactive Objects as the continuing entity. The Company's audited financial statements include, since August 1997, the results of APEC operations, which were insignificant. See Note 1 of Notes to Financial Statements. The Company's unaudited pro forma results of operations as if the APEC transaction had occurred on January 1, 1996 are included in Note 1 of Notes to Financial Statements. The Company had insignificant operations in 1996 and most of 1997.

     Through December 31, 1998, substantially all of the Company's revenues have been derived from its software consulting services. To date, the Company has provided consulting services primarily for SAFECO, and has performed consulting services on smaller projects for other corporations, including Microsoft and Eddie Bauer. While the Company expects that revenue from its consulting services will grow in the future, it also believes that over the long term, revenues from its recently released and future products will become a larger percentage of total sales. As of July 31, 1998, the Company's consulting relationship with SAFECO concluded and the Company does not currently expect any future revenues from SAFECO. On July 31, 1998, the Company's latest contract with SAFECO, the fourth in a series of contracts granted by SAFECO for various phases in the development of an Internet-based automation program for SAFECO's insurance agents, expired by its terms and SAFECO took over management of the project. The Company performed consulting services for SAFECO covering approximately one year and during such period revenues from SAFECO consulting represented substantially all of the Company's total revenue. With the conclusion of its relationship with SAFECO, the Company expects that consulting revenue will decrease for the second half of 1998. See "RISK FACTORS-- Concentration of Customers; Limited Marketing Experience" and "--Uncertainty of Future Operating Results; Fluctuations in Quarterly Operating Results."

     In the first quarter of 1998, the Company released two software component products and acquired a Novell-based software component product. Subsequent to such acquisition, the Company decided to focus exclusively on Microsoft-based software component products. The Company also released a suite of four components in October 1998. The Company has until recently marketed its products solely through the Internet. Revenue from product sales has been insignificant to date, and there can be no assurance that the Company will be successful in marketing its products. As a result of low product sales, in 1999 the Company has been focusing more attention on development and licensing of its intellectual property, building strategic partnerships and enhancing its software consulting group and expects that revenues from such activities will continue to represent a significant percentage of the Company's total revenues.

     Effective in early November 1998, the Company announced a Company-wide restructuring plan. As part of this plan, the Company reduced its employee base from 23 to 13 employees, most of whom were first-level supervisors and administrative staff. In addition, the Company promoted Steve Wollach, the Company's Chief Financial Officer and Director, to serve as the Company's President to replace Matthew Schiltz, a consultant hired by the Company in October 1998 to serve as the Company's interim chief executive officer in connection with the resignation of Ryan Smith, the former Chief Executive Officer of the Company. Mr. Schiltz has agreed to continue to serve as an advisor to the Company and its Board of Directors through June 1999. In addition, the Company also hired Dale Western as the Company's Vice President of Engineering and Development. In connection with the Company's restructuring plan, the Company included a provision for up to $310,000 for severance and settlement payments in connection with the resignations of Ryan Smith and John Guarino from their positions as officers and directors of the Company. Subsequent to 1998 year end, the Company settled all disputes with Messrs. Smith and Guarino. See "CERTAIN TRANSACTIONS." Also in connection with the restructuring plan, the Company repriced all outstanding stock options held by current Company employees and directors to $1.406 per share, the closing trading price of the Common Stock on the OTC Bulletin Board on November 4, 1998.

Results of Operations for Years Ended December 31, 1998 and 1997

     Gross Revenue. Gross revenue for the years ended December 31, 1998 and 1997 was approximately $2,123,000 and $366,000 respectively. During the year-ended December 31, 1998, substantially all of the Company's revenue was generated by its software consulting services. The Company released its first product in the first quarter of 1998, did not make any product sales prior to January 1, 1998 and has had insignificant product sales through 1998. The 580% increase in gross revenue is attributable primarily to the Company's software consulting agreement with SAFECO, which accounted for substantially all of the Company's revenue in the year-ended December 31, 1998. During the year-ended December 31, 1998, the Company had insignificant revenue from product sales. In prior periods, the Company had no revenues from product sales. See "RISK FACTORS-- Concentration of Customers; Limited Marketing Experience" and "--Uncertainties Regarding Market Acceptance of the Company's Products; New Product Introductions."

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, labor costs, supplies and specific project related expenditures. The Company's labor and benefits expenses increased by 436% from approximately $787,000 for the year-ended December 31, 1997 to approximately $3,428,000 for the year-ended December 31, 1998. Labor and benefits consisted exclusively of salaries, taxes and benefits. The increase in labor and benefits expenses from fiscal 1997 to fiscal 1998 was directly attributable to increased costs and independent contractor fees arising out of the Company's consulting contract with SAFECO, as well as the Company's hiring of new employees and increasing salaries to senior management. In addition, the Company hired additional employees during the second half of 1997 and year-ended December 31, 1998 to meet increased demand and had ten full-time employees at December 31, 1998, a decrease of 12 from 22 at December 31, 1997.

     At December 31, 1998, the Company had seven employees in product development and software consulting services, one employee in sales and marketing and two employees in general and administrative. In November 1998 the Company implemented a restructuring plan, including a reduction in the number of employees from 23 to 13 total employees. In addition, the Company hires independent contractors to service project demand for the Company's consulting services on a project by project basis, and expects to continue to staff projects with independent contractors. The Company believes that staffing client projects with independent contractors results in the Company incurring costs that are less than those the Company would experience if projects were internally staffed. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring. The Company expects that its independent contractor costs will remain relatively constant as it takes on additional consulting contracts that offset decreases resulting from the termination of its consulting agreement with SAFECO.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $2,957,000 and $1,256,000 for the years-ended December 31, 1998 and 1997, respectively. The amounts for fiscal 1998 includes approximately $1,085,000 as a one-time non-cash compensation expense for the value of Company securities issued during such period in exchange for consulting and other services. In each period, the other expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. Overall, selling, general and administrative expenses as a percentage of gross revenue were 139% for the year-ended December 31, 1998 as compared to 343% for fiscal 1997. The increase in selling, general, and administrative expenses was primarily a result of the one-time non-cash compensation expense recorded for securities issued for consulting services and other services in connection with the Company's financing and investor relations efforts and, secondarily, of an increase in the Company's sales, marketing and advertising efforts in anticipation of growth and its 1998 product releases and, secondarily, of increased professional fees in connection with its financing efforts in 1998 and the Company entering into a lease for additional office space. The decrease as a percentage of gross revenue was due to the Company's increased revenues growing at a greater rate than expenses.

     Management believes that selling, general, and administrative expenses will decrease as a percentage of gross revenue in future periods. General and administrative expenses have increased due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that its general and administrative expenses will increase in dollar amount for fiscal 1998 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations and as a result of an increase in expenses associated with being a Exchange Act reporting company. The Company anticipates that it will begin to devote further resources to product development in fiscal 1998. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred and the cost of acquired software products have been capitalized. The Company's capitalized software will be amortized as required by GAAP principles beginning in the first quarter of 1998 when the product was released for sale to the public.

     Net Loss. The Company recognized a net loss of approximately $(4,146,000) (representing 195% of gross revenue) for fiscal 1998 as compared to a net loss of $(1,685,000) (representing 461% of gross revenue) for fiscal 1997. The increase in net loss on an absolute basis is due primarily to the increased expenses described above which have been only partially offset by increased revenues from the Company's consulting services.

     Interest Expense. Interest expense represents interest expense on Company debt. Interest expense increased to approximately $16,000 in fiscal 1998 from $7,000 for fiscal 1997, due to increased borrowings during 1998.

     Income Tax. From inception until August 1997, the Company operated as an S-corporation. As a result, the Company's earnings have been taxed directly to the Company's shareholders at their individual federal income tax rates, rather than the Company. The Company became a taxable C-corporation in August 1997. To date, the Company has not paid income taxes.

     As of December 31, 1998, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $1,297,000. The federal net operating loss carry-forwards expire in 2012.

Capital Resources And Liquidity

     As a result of hiring additional employees, increasing marketing and increasing its product development efforts in anticipation of product releases in 1998, the Company's capital requirements have been and will continue to be significant and its cash requirements have been and will continue to exceed cash flows from operations. As a result, the Company has been substantially dependent on sales of its equity securities, cash flow from operations, and borrowings from affiliates. At December 31, 1998, the Company had cash in the aggregate amount of approximately $3,298,000, primarily attributable to the sale of Company Common Stock to foreign investors in May 1998. The Company's working capital increased an aggregate of $3,163,000, from $62,000 at December 31, 1997 to $3,225,000 at December 31, 1998, primarily due to the sale of equity securities described in more detail below. Subsequently, in November 1998 the Company implemented a reorganization which included a reduction in the employee base from 23 to 13 employees, thereby reducing the Company's cash requirement for the short term.

     Net cash used in operating activities was $2,861,000 for fiscal 1998, as compared to $728,000 for fiscal 1997. The increase in net cash used in operating activities was primarily attributable to the Company's net operating loss.

     Net cash used in investing activities was $129,000 for fiscal 1998, as compared to $279,000 for fiscal 1997. The decrease in net cash used in investing activities was primarily attributable to decreases in purchases of equipment, offset by increased capitalized software costs.

     Net cash provided by financing activities for fiscal 1998 was $6,074,000, as compared to $1,206,000 for fiscal 1997. The increase in net cash provided by financing activities was primarily attributable to the Company's sales of equity securities in May 1998.

     During May 1998, the Company sold 1,534,010 shares of Common Stock to approximately 117 foreign investors in a private offering. The Company received gross proceeds of approximately $6,136,040 from such offering, before costs associated with the offering.

     Additionally, in the first half of 1998, the Company borrowed and repaid $600,000. National Day Corporation loaned such funds to the Company pursuant to three demand promissory notes which bore interest at 12% per annum. The Company used part of the proceeds from the Common Stock offering in May 1998 to repay such loan.

     Based on the Company's current proposed plans and assumptions relating to product releases and sales, the Company anticipates that it will not require additional capital financing through fiscal 1999. If the Company's plans change or its assumptions prove to be inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional financing. In as much, there can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. See "RISK FACTORS--Limited Operating History; No Profitable Operations."

New Accounting Pronouncements

     Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 has no impact on the Company's financial statements, because the Company does not currently engage in any derivatives or hedging activities.

     Statement of Financial Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" does not apply to the Company.

Year 2000 Compliance

     The Company's products are designed to be Year 2000 compliant and do not contain any date- or time-dependent code strings, fields, variables or other mechanisms that inhibit their use or reliability following the turn of the century. As Interactive Objects develops, tests, and releases new products, and upgrades existing products it actively verifies that any date-related items are Year 2000 compliant. See "RISK FACTORS--Year 2000 Issues."

ITEM 7.  FINANCIAL STATEMENTS

Financial Statements

     Independent Auditors' Report
     Balance Sheet as of December 31, 1998
     Statements of Operations for the Years ended December 31, 1998 and 1997 Statements of Stockholders' Equity for the Years ended December 31, 1998 and 1997
     Statements of Cash Flows for the Years ended December 31, 1998 and 1997 Notes to Audited Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors
Interactive Objects, Inc.
Seattle, Washington


We have audited the accompanying balance sheet of Interactive Objects, Inc. as of December 31, 1998, and the related statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Interactive Objects, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

/s/ Peterson Sullivan P.L.L.C.


February 10, 1999

                           INTERACTIVE OBJECTS, INC.

                                 BALANCE SHEET
                            as of December 31, 1998

                                                                                                          December 31,
                                                                                                              1998
                                                                                                       ------------------
                                    ASSETS
Current Assets
   Cash.......................................................................................               $ 3,298,278
   Certificate of deposit.....................................................................                   106,145
   Accounts receivable........................................................................                    14,000
   Prepaid expenses...........................................................................                   147,431
                                                                                                     -------------------
       Total current assets...................................................................                 3,565,854

Furniture and equipment, at cost, less accumulated depreciation of $84,610....................                   226,598
Other Assets
   Deposits...................................................................................                     6,934
                                                                                                     -------------------
       Total Assets...........................................................................               $ 3,799,386
                                                                                                     ===================
                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable...........................................................................               $    85,395
   Accrued expenses...........................................................................                   225,095

       Total current liabilities..............................................................                   340,490

Stockholders' Equity
   Preferred stock, $.01 par value; 2,000,000 authorized, no shares issued and outstanding.....                       --
   Common stock, $.01 par value; 50,000,000 shares authorized, 14,708,927 shares issued and
    outstanding................................................................................                  147,089
   Additional paid-in capital.................................................................                 9,000,485
   Retained deficit...........................................................................                (5,688,678)
                                                                                                     -------------------
                                                                                                               3,458,896
                                                                                                     -------------------
        Total Liabilities and Stockholders' Equity.............................................               $ 3,799,386
                                                                                                     ===================

                           INTERACTIVE OBJECTS, INC.

                            STATEMENTS OF OPERATIONS
                     Years Ended December 31, 1998 and 1997

                                                                                          December 31,        December 31,
                                                                                              1998                1997
                                                                                       ------------------  ------------------
Revenues
  Service revenue                                                                            $ 2,122,846         $   365,631

Expenses
   Labor and benefits                                                                          3,427,782             787,458
   Selling, general and administrative                                                         2,956,963           1,256,432
                                                                                      --------------------------------------
                                                                                               6,384,745           2,043,890
                                                                                      --------------------------------------
       Loss from operations before interest expense                                           (4,261,899)         (1,678,259)

   Other income                                                                                   24,800                  --
   Interest income                                                                               107,703                  --
   Interest expense                                                                              (16,118)             (7,007)
                                                                                      --------------------------------------
       Net Loss                                                                              $(4,145,514)        $(1,685,266)
                                                                                      ======================================
Basic earnings (loss) per share of common stock                                              $     (0.30)        $     (0.18)
                                                                                      ======================================

                           INTERACTIVE OBJECTS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 1998 and 1997


                                               Common      Common      Additional       Retained
                                               Shares      Stock    Paid-in Capital     Deficit        Total
                                             -----------  --------  ----------------  ------------  ------------
Balances, December 31, 1996................     782,600      3,000       83,830         (84,586)       2,244

Reclassification of undistributed losses
 on effective date of change from S
 corporation status to C corporation status          --         --     (226,688)        226,688           --

Effect on capital structure resulting from reverse purchase

 Cancellation of shares of Interactive at
   the time of reverse purchase............    (782,600)        --          --              --            --


 Issuance of stock as consideration for
   shares cancelled above..................   7,460,800      8,191       (8,191)            --            --


 Acquisition of Asia Pacific..............    1,100,082      1,650       (5,150)            --        (3,500)

Exchange of note payable for common stock.
 The note was for $62,500 with accrued
 interest of $12,502.......................     112,607        169       74,833             --        75,002

Issuance of stock for cash.................   3,071,428      4,607    1,210,443             --     1,215,050

Issuance of stock in exchange for services.   1,200,000      1,800      778,200             --       780,000

Net loss...................................          --         --           --     (1,685,266)   (1,685,266)
                                           --------------------------------------------------------------------
Balances, December 31, 1997................  12,944,917     19,417    1,907,277     (1,543,164)      383,530
                                           --------------------------------------------------------------------
Convert share price from $.0015 to $.01....          --    110,032     (110,032)            --            --

Issuance of stock in exchange for cash.....   1,534,010     15,340    6,120,700             --     6,136,040

Issuance of stock in exchange for services.     230,000      2,300      917,700             --       920,000

Issuance of stock purchase warrants in
 exchange for services.....................          --         --      164,840             --       164,840

Net loss...................................          --         --           --     (4,145,514)   (4,145,514)
                                           --------------------------------------------------------------------
Balances, December 31, 1998................  14,708,927   $147,089    $9,000,485   $(5,688,678)  $ 3,458,896
                                           ====================================================================

                       See Notes to Financial Statements

                           INTERACTIVE OBJECTS, INC.

                            STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 1998 and 1997


                                                                                           December 31,        December 31,
                                                                                                1998                1997
                                                                                       ------------------  ------------------
Cash Flows from Operating Activities
  Net loss                                                                                   $(4,145,514)        $(1,685,266)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Issuance of stock and stock purchase warrants in exchange for services                    1,084,840             780,000
     Depreciation and amortization                                                                53,499              17,023
     Disposal of capitalized software costs                                                      165,000                  --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                        (3,302)            (10,698)
       Prepaid expenses and deposits                                                            (106,928)            (43,893)
       Accounts payable                                                                         (100,543)            164,513
       Accrued expenses                                                                          192,201              50,618
                                                                                      --------------------------------------
     Cash used in operating activities                                                        (2,860,747)           (727,703)
                                                                                      --------------------------------------
Cash Flows from Investing Activities
  Purchase of equipment                                                                          (89,646)           (177,862)
  Investment in certificate of deposit                                                            (4,836)           (101,309)
  Capitalization of software costs                                                               (35,000)                 --
                                                                                      --------------------------------------
     Cash used in investing activities                                                          (129,482)           (279,171)
                                                                                      --------------------------------------
Cash Flows from Financing Activities
  Issuance of common stock                                                                     6,136,040           1,286,552
  Proceeds of notes payable                                                                      600,000                  --
  Payments on notes payable                                                                     (662,500)            (80,500)
                                                                                      --------------------------------------
     Cash provided by financing activities                                                     6,073,540           1,206,052
                                                                                      --------------------------------------
     Net increase in cash                                                                      3,083,311             199,178

Cash, beginning of year                                                                          214,967              15,789
                                                                                      --------------------------------------
Cash, end of year                                                                            $ 3,298,278         $   214,967
                                                                                      ======================================

                         NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Significant Accounting Policies

Organization

Neoteric Media, Inc. d/b/a Interactive Objects, Inc. ("Neoteric") was incorporated under the laws of Washington on October 20, 1995. Effective August 31, 1997, the stockholders of Neoteric exchanged their stock for the common stock of another company named Asia Pacific Chemical Engineering Co., Ltd. ("Asia Pacific"). Because Neoteric is the continuing company, this business combination has been accounted for as a reverse purchase. Asia Pacific had no assets, but did have liabilities of $3,500. The assumption of these liabilities was considered the cost of Asia Pacific. Asia Pacific's operations, which were insignificant, have been included in these financial statements since the effective date of the exchange.

Subsequent to the business acquisition, Neoteric merged into Asia Pacific and Asia Pacific changed its name to Interactive Objects, Inc. ("Interactive Objects").

Concentration of Market and Credit Risk

In 1997 and 1998, Interactive Objects sold computer consulting services. Revenue from consulting services provided to two international companies (Microsoft and SAFECO) accounted for almost all of total revenue during each of the last two years. In 1999, Interactive Objects is focusing more attention on development and licensing of its intellectual property, building strategic partnerships, and enhancing its software consulting group.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from the estimates that were used.

Software Consulting Services Revenue Recognition

For most contracts, software consulting service revenue (including post-contract customer support) is recognized as the services are performed and is determined by multiplying the hours incurred by an established hourly rate. On occasion, other contracts stipulate billings be made at certain points based on performance of specified tasks. In these situations, software consulting revenue is recognized as billings are made at the amount of the billing. This revenue recognition method is not materially different than recognizing revenue as services are performed.

Advertising Costs

Advertising costs are expensed as incurred and totaled $148,691 for 1998, and $91,278 for 1997.

Cash

Cash includes cash balances held at a bank and all highly liquid debt instruments with original maturities of three months or less. Cash balances are in excess of amounts insured by the Federal Deposit Insurance Corporation.

No cash payments for income taxes were made during the years ended December 31, 1998 and 1997. Interactive Objects paid $16,118 for interest during 1998 and $7,007 in 1997.

Certificate of Deposit

Certificates of deposit are stated at market value which approximates cost.

Accounts Receivable

Interactive Objects uses the allowance method for recognizing bad debts. Management believes no allowance is necessary at December 31, 1998.

Furniture and Equipment

Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets.

Capitalized Computer Software

Interactive Objects purchased Visual Gateway Interface from a partnership partially owned by a stockholder of Neoteric and recorded it at a cost of $130,000. It was paid for with cash of $67,500, a note payable for $62,500, and 80,000 shares of common stock of Neoteric (due to the reverse purchase, this is equivalent to 762,688 shares of Interactive Objects common stock at December 31,
1997). At the time of the transaction, the stock was determined to have an insignificant value. The costs to acquire Visual Gateway Interface and other software created and purchased during 1998 of $165,000 were written off during 1998.

Taxes on Income

Interactive Objects accounts for income taxes under an asset and liability approach that requires the recognition of deferred tax assets and liabilities for expected future tax consequences of events that have been recognized in Interactive Objects' financial statements or tax returns. In estimating future tax consequences, Interactive Objects generally considers all expected future events other than enactments of changes in the tax laws or rates.

For a portion of 1997, Interactive Objects (then Neoteric) was an S corporation for income tax purposes, so income tax effects were recognized at the stockholder level. Pro forma tax expense and related per share data if Interactive Objects had been a C corporation for all periods presented would be the same as that presented in the financial statements. Interactive Objects incurred losses in 1997. If it were a C corporation, any benefit from these losses would be fully reserved.

Earnings Per Share

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which is effective for interim and annual financial statements for periods ending after December 15, 1997. Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Stock purchase warrants outstanding have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such warrants would be antidilutive. Accordingly, basic and diluted earnings or loss per share are the same. The weighted average number of shares was 13,985,718 and 9,191,569 for the years ended December 31, 1998 and 1997.

In order to be comparative, the number of shares of common stock outstanding used to calculate earnings per share has assumed the Interactive Objects (then Neoteric) shareholders had exchanged their 782,600 of Neoteric stock for 7,460,800 shares of Asia Pacific stock as of January 1, 1997.

Preferred Stock

The rights and restrictions of preferred stock is to be determined by Interactive Objects when the stock is issued. Each preferred stock issuance will be in a series, and each series will have the same rights and restrictions.

Stock-Based Compensation

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. Interactive Objects has chosen to account for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of Interactive Object's stock at the date of the grant over the amount an employee is required to pay for the stock.

Comprehensive Income

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" is effective for years beginning after December 15, 1997. The primary objective of this statement is to report and disclose a measure of all changes in equity of an entity that result from transactions and other economic events of the period other than transactions with owners. Interactive Objects had no items that resulted in difference between comprehensive income and the net loss as shown on the statement of operations.

New Accounting Standards

Statement of Financial Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and for hedging activities. Because Interactive Objects does not currently engage in any derivatives or hedging activities, there is no impact on its financial statements.

Statement of Financial Standards No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" does not apply to the Company.

Note 2.  Consulting Agreement

Interactive Objects has a consulting agreement with a company ("consultant") that is a shareholder of Interactive Objects. The agreement provides for monthly payments of $3,000 to the consultant until June 2000. The consultant acquired common stock of Interactive Objects for services rendered as part of the organizational changes described in Note 1 which resulted in total ownership of 1.2 million common shares. The consultant was not a shareholder when the consulting agreement was signed, but became a shareholder when the 1.2 million shares were issued.

Compensation expense associated with the portion of the consulting agreement for obtaining equity financing was based on a value of $.65 per share, which was determined based on discounting the then-market price of Interactive Objects' common stock, because the shares issued to the consultant were restricted and because the volume of trading of Interactive Objects' stock that was not restricted was relatively low. Finally, the value was discounted further because of the risks involved with Interactive Objects being a relatively new company. The resulting compensation expense recognized for the stock issuance was $780,000 in 1997. In addition, Interactive Objects paid the consultant $18,000 during the year ended December 31, 1997 and $60,000 during the year ended December 31, 1998.

Note 3.  Notes Payable

A note payable (a convertible promissory note) to a stockholder for $73,194 was converted into 112,607 shares of Interactive Objects common stock during 1997. This conversion was made at the election of the stockholder. The conversion rate was determined to be at $0.65 per share and was established by negotiations between the stockholder and Interactive Objects. The market for Interactive Objects common stock was very limited at the time the negotiations took place.

Note 4.  Leases

Interactive Objects leases office space under an operating lease expiring in November 2000. A portion of the office space is subleased. The following are the future minimum rental payments required (and future sublease payments to be received) for the years ending December 31:

                                                              Sublease                   Net
                                       Total                  Payments                Payments
                               -------------------      -------------------     -------------------
          1999                            $130,663                  $51,681                $ 78,982
          2000                             124,998                   47,374                  77,624
                               -------------------      -------------------     -------------------
                                          $255,661                  $99,055                $156,606
                               ===================      ===================     ===================

Rent expense was $153,224, net of $23,504 in sublease rentals for the year ended December 31, 1998. During the year ended December 31, 1997, there were no sublease rentals and rent expense was $42,566.


Note 5.  Warrants Outstanding

At December 31, 1998, Interactive Objects had stock purchase warrants outstanding for the purchase of 1,028,401 shares of its common stock at prices ranging from $4.00 to $7.00 per share. These warrants were issued in exchange for services and were valued at the fair value of the services received. The warrants are exercisable at any time. Of the total warrants outstanding, 75,000 warrants expire during 1999 and 953,401 expire during 2000.

Subsequent to December 31, 1998, the board of directors of Interactive Objects repriced stock purchase warrants for the purchase of 500,000 shares of its common stock from $4.00 to $1.41. The amount of expense attributable to the repricing was not material.


Note 6.  Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                                  1998               1997
                                                             ------------       ------------
     Tax at statutory rate                                   $  1,409,475       $    572,990

     Change in valuation allowance for deferred tax asset      (1,036,320)          (261,120)

     Costs associated with raising capital (nondeductible)       (373,155)          (265,200)

     Effect of loss being taxed at stockholder level                    -            (46,670)
                                                             ------------       ------------

     Income tax expense                                      $          -       $          -
                                                             ============       ============


Interactive Objects' deferred tax asset as of December 31, 1998, is as follows:

     Net operating loss carryforwards                                     $   1,297,440

     Accrued vacation deductible for tax when paid                                9,180
                                                                          -------------
                                                                              1,306,620

     Less valuation allowance for deferred tax asset                         (1,306,620)
                                                                          -------------
     Net deferred tax asset                                               $           -
                                                                          =============

Interactive Objects has net operating loss carryforwards of $3,853,000 and $768,000 at December 31, 1998 and 1997, respectively. These losses at December 31, 1998, expire in 2012 and 2018.

Note 7.  Stock-Based Compensation

Interactive Objects established a fixed employee stock-based compensation plan in 1998. Under this plan, Interactive Objects may grant options for up to 2,000,000 shares of common stock. The exercise price of each option is equal to the market price of the Company's stock on the date of grant. Generally, the maximum term of the options is ten years, and they vest over four years at a rate of 25% per year on each anniversary date of the grant or according to individual agreements.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

                           Assumption
                 -----------------------------
                   Dividend yield                                0.0%
                   Risk-free interest rate                       4.5%
                   Expected life                                 3 years
                   Expected volatility                         90.50%

Interactive Objects applies APB Opinion 25 in accounting for its stock compensation plan. Accordingly, no compensation expense has been recognized in these financial statements. Had compensation expense been determined on the basis of fair value pursuant to FASB Statement No. 123, net loss would have been $(4,588,514) (reported amount was $(4,145,514). Earnings per share (basic and diluted) would have been $(.33) (reported amount was $(.30)).

The following is a summary of the status of the plan during 1998:

                                                                          Number                  Weighted Average
                                                                         Of Shares                 Exercise Price
                                                                     -----------------           -----------------
Outstanding at January 1, 1998                                                       -           $              --
  Granted                                                                    1,482,875                        1.42
  Exercised                                                                          -                          --
  Forfeited                                                                          -                          --
                                                                     -----------------           -----------------

  Outstanding at December 31, 1998                                           1,482,875           $            1.42
                                                                     =================           =================

  Weighted average fair value of options granted during 1998          $            .32
                                                                     =================

At December 31, 1998, outstanding options had an exercise price range of $1.41 to $2.62. There were 1,482,875 options outstanding with a weighted average remaining contractual life of ten years and a weighted average exercise price of $1.42. There were 541,791 options exercisable with a weighted average exercise price of $1.42 at December 31, 1998.

Subsequent to December 31, 1998, Interactive Objects established a performance-based bonus plan whereby stock options are to be granted to employees based on the financial performance of the company during 1999. According to the bonus plan, the options will be granted at fair market value at the time of the grant subject to vesting provisions under the employee stock compensation plan.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.
                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The following table sets forth the names and ages of the current directors and executive officers of the Company and the principal offices and positions with the Company held by each person. The Company's Board of Directors is divided into three classes and currently consists of five directors of which there are currently two vacancies from the resignations of Ryan Smith and John Guarino in October 1998. The Company is searching for qualified candidates to fill the Board vacancies that currently exist; however, as of the date of this Report, no persons have been identified. The members of each class serve three-year terms, with one class elected annually. The terms of office for Class I directors (Brent Nelson and Thad E. Wardall) expire at the Annual Meeting of Shareholders to be held in 1999; the term of office for the Class II director (Steven G. Wollach) expires at the Annual Meeting of Shareholders to be held in 2000; and the terms of office for Class III directors (currently vacant) expire at the Annual Meeting of Shareholders to be held in 2001.

     The executive officers of the Company are elected annually by the Board of Directors and serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. Pursuant to the terms of a consulting agreement between the Company and Northwest Capital Partners, L.L.C., Northwest Capital has the right to nominate one director for election to the Company's Board of Directors. Northwest Capital's nominee is Brent Nelson. See "CERTAIN TRANSACTIONS." Other than the foregoing right of Northwest Capital, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer.

Name                          Age                                     Position
Steven G. Wollach              44            President, Chief Financial Officer, Treasurer and Director
Steve Jackson                  31            Executive Vice President
Dale Western                   37            Vice President of Engineering and Development
Mark Phillips                  25            Chief Technology Officer
Robin L. Byrd                  36            Corporate Secretary
Thad E. Wardall                52            Director
Brent Nelson                   37            Director

     Set forth below is biographical information for the directors and executive officers:

Directors

     Steven G. Wollach, age 44, was recently appointed President of the Company on October 27, 1998 in connection with the Company's restructuring. He has served as a Director of the Company since September 16, 1997, as Chief Financial Officer of the Company since October 1997 and as Treasurer of the Company's Board of Directors since October 1997. From 1995 through 1997, Mr. Wollach served as an independent contractor for various venture capital firms. Prior to 1995, for several years Mr. Wollach worked in the accounting/audit/tax departments at Laventhol and Horwath and Seidman and Seidman. Mr. Wollach holds a B.S. in Business, with a major in Accounting from Wayne State University.

     Thad E. Wardall, age 52, has served as a Director of the Company since September 16, 1997. From March 1996 to September 1997, Mr. Wardall served as a Director of Neoteric Media, Inc. From June 1991 to February 1996, Mr. Wardall served as the International Facilities Project Manager for Microsoft Corporation. During his time at Microsoft, Mr. Wardall traveled to 27 countries and had oversight responsibilities for 36 high-tech subsidiary office projects. Mr. Wardall holds a Bachelor of Architecture degree from Washington State University.

     Brent Nelson, age 37, has served as a Director of the Company since September 16, 1997. Mr. Nelson presently serves as the managing partner of Northwest Capital Partners, L.L.C., a venture capital firm located in Bellevue, Washington. See "CERTAIN TRANSACTIONS." Mr. Nelson presently serves on the boards of directors of Eclipse Entertainment Group Inc., a film development, production and distribution company, and Titan Resources Inc., a natural resource company with interests in oil and gas exploration and development. Mr. Nelson holds a diploma in marketing and general business from Douglas College, Vancouver, B.C., Canada.

Executive Officers

     In addition to Mr. Wollach, the following are the executive officers of the
Company:

     Steve Jackson, age 31, has served as Executive Vice President since January 1999. Prior to that, he served as Chief Technology Officer of the Company from December 1997. From 1990 to 1996, Mr. Jackson served as Systems Engineer and Program Manager of Microsoft Corporation. During his time at Microsoft, Mr. Jackson managed several product development teams and was a lead member of the Company's Desktop Management Task Force and Licensing Services Application Programming Interface industry standards groups. From 1988 to 1990, Mr. Jackson served as Systems Engineer, Network Architect, and Software Design Engineer of O/E Systems, Inc. From 1987 to 1988, Mr. Jackson served as Director of Training and Sales Representative of Entree Computer Systems.

     Dale Western, age 37, was appointed as the Company's Vice President of Product Development in October 1998. From April 1993 through October 1998, Mr. Western served as practice director for PLATINUM technology, Inc. From June 1984 through April 1993, Mr. Western served in various capacities with The Boeing Company, including as Application Architect for the Computer Services Division, CAE Software Engineer for the Electronics Division and as System Architect for the Commercial Airplane Division. Mr. Western holds a B.S. in Computer Science and a B.S. in Electrical Engineering from Michigan Technological University.

     Mark Phillips, age 25, was recently appointed as Chief Technology Officer of the Company in January 1999. Mr. Phillips has been employed with the Company since January 1998, serving as a senior software engineer and developer. Prior to the Company, Mr. Phillips served as a senior software engineer and developer for Saltmine Creative, Inc. from July 1997 to January 1998, for Oo-moja Software from December 1996 to July 1997, for MetaBridge, Inc. from June 1996 to July 1997. In addition, Mr. Phillips worked as a developer with the University of Washington Human Interface Technologies Lab from September 1996 to July 1998. Mr. Phillips earned his B.S. in Comparative History of Ideas, with a minor in Computer Science Engineering and Architecture Design from the University of Washington.

     Robyn L. Byrd, age 36, was recently appointed as Corporate Secretary of the Company in December 1998. Ms. Byrd has served a variety of administrative positions with the Company since her date of employment in November 1997. Prior to the Company, Ms. Byrd has served as office manager for Millstone Coffee, Inc. since 1996 and as a customer service manager with Fukuda Denshi America from 1992 to 1996. Ms. Byrd received her Bachelor of Arts from the University of Washington.

Information Regarding the Board of Directors and its Committees

     In October 1997, the Board of Directors established an Audit Committee. The Audit Committee's functions include reviewing the Company's internal controls and recommending to the Board of Directors the engagement of the Company's independent accountants, reviewing with such accountants a plan for and the results of their examination of the Company's financial statements and determining the independence of such accountants. The members of the Audit Committee during 1997 and the first half of 1998 were Messrs. Nelson and Wollach. The Audit Committee met twice in 1997. Effective on August 19, 1998, the Audit Committee was reconstituted to be comprised of Messrs. Nelson, Wardall and Wollach.

     In October 1997, the Board of Directors established a Compensation Committee. The Compensation Committee's functions include making recommendations regarding the Company's employee stock option plan and decisions concerning salaries and incentive compensation for employees and consultants of Company. The members of the Compensation Committee during 1997 and the first half of 1998 were Messrs. Wollach and John Guarino. The Compensation Committee met three times in 1997. Effective on August 19, 1998, the Compensation Committee was reconstituted to be comprised of Messrs. Nelson, Wardall and Wollach.

     During 1997, the Company's Board of Directors met eight times. Each director attended at least 75% of the total number of meetings of the Board of Directors and committees on which he was eligible to attend.

Compensation of Directors

     During 1998, Company directors were compensated for their service on the Company's Board of Directors and any committees on which they served. The Company's non-employee directors, Brent Nelson and Thad E. Wardall, each received a one-time grant of stock options to purchase 25,000 shares of Common Stock and were eligible to receive additional options to purchase 5,000 shares of Common Stock for each Board meeting attended, up to a total of 50,000 shares each. Steve Wollach received a one-time grant of stock options to purchase 50,000 shares of Common Stock and was eligible to receive additional options to purchase 10,000 shares of Common Stock for each Board meeting attended, up to a total of 100,000 shares. Ryan Smith and John Guarino, as employee directors, each received a one-time grant of stock options to purchase 12,500 shares of Common Stock and were eligible to receive additional options to purchase 2,500 shares of Common Stock for each Board meeting attended, up to a total of 25,000 shares each. Each of the Company's directors received the maximum number of stock options that such director was eligible to receive. All of such options vest one year from the date of grant.

     In addition, during 1998, each member of the Compensation Committee received options to purchase up to 5,000 shares (for non-employee directors) and 1,000 shares (for employee directors) for each committee meeting attended. Each member of the Audit Committee received options to purchase up to 15,000 shares (for non-employee directors) and 5,000 shares (for employee directors) for each committee meeting attended.

     Effective on August 19, 1998, the Board of Directors adopted a new compensation policy for the directors. Under the new policy, each director of the Company in office on such date and immediately following each annual shareholders' meeting thereafter will receive an annual grant of stock options to purchase 25,000 shares of Common Stock, at an exercise price equal to the closing trade price on the date of grant. The stock options will vest 100% on the one-year anniversary of the date of grant, provided that such director has attended at least 75% of all meetings of the Board of Directors during such period. In addition, each member of the Audit Committee and the Compensation Committee will receive an annual grant of stock options to purchase 5,000 shares of Common Stock, at an exercise price equal to the closing trade price on the date of grant, which options will vest 100% on the one-year anniversary of the date of grant.

ITEM 10.  EXECUTIVE COMPENSATION

     Summary Compensation Table. The following table sets forth all compensation paid to or earned by persons who served as the Company's Chief Executive Officer during the fiscal year ended December 31, 1998 (the "Named Executive Officers"). No other executive officer of the Company received compensation in salary and bonus in excess of $100,000 during 1998.

                                                              Annual Compensation
Name and Principal Position                      Year          Salary      Bonus
                                                              -------      -----
Steven G. Wollach (1).......................      1998       $117,500    $17,500
  President and Chief Financial Officer           1997         15,385         --
Ryan Smith (2)..............................      1998             --         --
  Former Chief Executive Officer                  1997       $ 25,961         --

(1) Mr. Wollach was appointed by the Board of Directors on October 27, 1998 to serve as the Company's President to replace Ryan Smith who resigned from his positions as Chief Executive Officer and Director in early October 1998.
(2) Mr. Smith resigned from his positions as Chief Executive Officer and Director in October 1998.

     Option Grant Table. The following table sets forth grants of stock options to each of the Named Executive Officers during fiscal 1998 pursuant to the Company's 1998 Stock Option Plan.

                            Number of Shares    Percent of Total
                               Underlying       Options Granted
                            Options Granted    to Employees in       Exercise Price
Name                              (#)             Fiscal Year             (1)       Expiration Date


Steven G. Wollach...........  60,000  (2)               2.2%             $1.41           01/01/08
                             140,000  (3)               5.2               1.41           01/01/08
                              97,500  (4)               3.5               1.41           01/01/08
                               5,000  (4)               0.2               1.41           05/22/08
                              10,000  (4)               0.4               1.41           08/19/08
                              25,000  (5)               0.9               1.41           08/19/08
                             200,000  (2)               7.4               1.41           11/01/08
                             200,000  (3)               7.4               1.41           11/01/08

Ryan Smith (6)..............  12,500  (4)               0.5%             $2.31           01/01/08 (6)
                               2,500  (4)               0.1               2.37           01/01/08 (6)
                               2,500  (4)               0.1               2.13           01/01/08 (6)
                               2,500  (4)               0.1               2.75           01/01/08 (6)
                               2,500  (4)               0.1               1.88           01/01/08 (6)
                               2,500  (4)               0.1               2.47           01/01/08 (6)
                              25,000  (5)               0.9               3.44           11/01/08 (6)

(1) On November 4, 1998, all stock options held by then-current officers, directors and employees were repriced to the closing trading price of the Common Stock on the OTC Bulletin Board on such date.
(2) Consists of options granted under Mr. Wollach's employment agreement, which were fully vested as of the date of grant.
(3) Consists of options granted under Mr. Wollach's employment agreement, which vest monthly over two years beginning November 1, 1998.
(4) Consists of options granted to the Named Executive Officer for his service on the Board of Directors and any committee, which vest 100% on the one-year anniversary of the Board or committee meeting which he attended.
(5) Consists of options granted to the Named Executive Officer for his service on the Company's Board of Directors, which vest 100% on the one-year anniversary if the Named Executive Officer attends at least 75 percent of the Board meetings during the year.
(6) Mr. Smith resigned from his positions as an officer and director of the Company in October 1998. All of his stock options expired without being exercised 90 days from the date of termination, in accordance with the terms of the Company's stock option plan.

     Aggregated Option Exercises and Fiscal Year-End Option Values. The following table sets forth information concerning the fiscal year-end value of unexercised options held by each of the Named Executive Officers at December 31, 1998. None of the Named Executive Officers exercised any stock options in fiscal 1998.

                                     Number of Securities                Value of Unexercised
                                Underlying Unexercised Options           In-the-Money Options
                                      at Fiscal Year-End                  at Fiscal Year-End
Name                            Exercisable      Unexercisable      Exercisable      Unexercisable

Steven G. Wollach...........     369,166           368,333           $11,444           $11,418

Ryan Smith (1)..............          --                --                --                --

(1) Mr. Smith resigned from his positions as an officer and director of the Company in October 1998. All of his stock options expired without being exercised 90 days from the date of termination, in accordance with the terms of the Company's stock option plan.

     Employment Contracts. Effective November 1, 1998, the Company entered into a new employment agreement with Mr. Wollach to serve as President and Chief Financial Officer of the Company. The employment agreement runs through December 31, 1999 and provides for an annual base salary to Mr. Wollach of $135,000, subject to annual adjustment by the Board of Directors, together with an annual discretionary bonus as determined by the Board. The agreement also provides for performance-based bonus compensation Mr. Wollach of up to a total of $135,000 during calendar year 1999, based on the following performance criteria: listing of the Common Stock on The Nasdaq SmallCap Market ($25,000 bonus); effectiveness of the registration statement on Form SB-2 ($15,000); satisfaction of Company quarterly financial goals as set in advance by the Board of Directors ($5,000 bonus per quarter, up to aggregate of $20,000); satisfaction of Company yearly financial goals as set in advance by the Board of Directors ($5,000 bonus); closing of any acquisition by the Company, by purchase, merger or otherwise, of on-going businesses, intellectual property, software or other assets, which acquisition is accounted for using the purchase or pooling method of accounting ($40,000 bonus per acquisition); and closing trade price of the Common Stock as reported on the OTC Bulletin Board greater than or equal to $4.00 (one-time $25,000 bonus). Upon termination of the employment agreement by the Company without cause (as defined in the agreement), Mr. Wollach shall be entitled to severance payments equal to the product of his then-current base salary multiplied by a fraction, the numerator of which is the number of partial and complete calendar quarters between his original date of hire (September 1997) and the date of termination (up to a maximum of 12), and the denominator of which shall be 12. However, in the event of a change of control, Mr. Wollach's amount of severance will be as determined by the Board, and at least equal to his total salary and bonuses during the prior 12 months.

     Mr. Wollach's employment agreement also provides for a grant of additional stock options to purchase up to 400,000 shares of Common Stock, of which options for 200,000 shares are immediately vested and options for 200,000 shares vest monthly over a period of two years from the date of the employment agreement. The employment agreement also amended Mr. Wollach's prior stock option grant of 200,000 shares to provide that options for 60,000 shares would be immediately vested and options for 140,000 shares vest monthly over a period of two years from the date of the employment agreement. All of Mr. Wollach's options accelerate and become fully vested in the event of a merger, sale of substantially all of the Company's assets, reorganization, liquidation or change of control of the Company. All such stock options are exercisable at an exercise price of $1.406, the price at which outstanding Company options were repriced as of November 4, 1998.

     In addition, the Company has entered into employment agreements with Messrs. Jackson and Western, effective January 1, 1998 and October 12, 1998, respectively. Each of the employment agreements is for a term of one year and provides for an annual base salary to each of Messrs. Jackson and Western of $100,000 and $100,000, respectively, subject to annual adjustment by the Board of Directors, together with an annual discretionary bonus to be determined by the Board of Directors. In addition, Mr. Western received a signing bonus in the form of stock options to purchase up to 10,000 shares of Common Stock pursuant to the Company's 1998 Stock Option Plan, which options vest 90 days from his date of hire. Mr. Western also received stock options to purchase up to an additional 100,000 shares of Common Stock which options vest annually over four years. All such options are exercisable at an exercise price of $1.093, the fair market value of the Common Stock on the date of hire. The foregoing employment agreements with Messrs. Jackson and Western also provide for severance payments to such executive officers upon the termination of employment by the Company without cause. The amount of severance payments will be equal to two months' salary for Mr. Jackson and two weeks' salary for Mr. Western.

     Additionally, pursuant to a non-competition agreement with the Company, each of such executive officers has agreed not to compete with the Company for a period of 12 months following the qualified termination of his employment, as defined in his respective employment agreement. The Company, at its option, may extend the non-compete period for an additional 12 months provided the Company pays the employee an amount equal to 50% of the highest base salary rate the Company paid him in the last year of employment.

     In addition, in October 1997 the Company's Board of Directors adopted an executive compensation policy for certain of its executive officers. This policy provides for incentive-based equity compensation to the Company's executive officers based on the Company's performance and its achieving certain financial targets established by the Board of Directors for each fiscal year. Under the policy, if the Company meets between 50 and 100 percent of its financial targets for the fiscal year, the executive officers entitled to participate in the policy, as determined by the Board of Directors, will receive stock options under the Company's 1998 Stock Option Plan to purchase such number of shares of Common Stock as determined by the Board of Directors. If the Company fails to meet at least 50 percent of its financial targets, no additional equity compensation will be paid. Eligible executive officers who serve less than the full year may be entitled to receive their pro rata portion of any equity compensation payable under the policy. For fiscal year 1998, the Company does not expect to pay any equity compensation to its officers under its executive compensation policy.

     In January 1999, the Board of Directors adopted a new executive bonus plan for fiscal year 1999. The purpose of the plan is to provide incentive equity compensation to the Company's executive management team and other employees based on the Company meeting certain financial performance goals as set by the Board. Satisfaction of the financial performance goals will be determined upon review of the Company's audited financial statements for 1999. The plan provides for the grant of stock options to purchase up to 1,500,000 shares of Common Stock, of which options for up to 750,000 shares will be available to the management team and options for up to 750,000 shares will be available for other Company employees. Options under the plan may be granted upon satisfaction of the financial goals and at the then fair market value of the Common Stock and at such vesting schedules as set by the Board.

1998 Stock Option Plan

     On April 15, 1998, the Company's shareholders approved the 1998 Stock Option Plan (the "Option Plan") as adopted by the Board of Directors on January 1, 1998. The purpose of the Option Plan is to promote the success of the Company's business by attracting the best available personnel for positions of substantial responsibility, and to provide an incentive to officers, directors, employees, consultants and advisors of the Company. The Option Plan provides for the granting of both incentive stock options (stock options that are intended to qualify for favorable tax treatment under Section 422) and nonqualified stock options. The Option Plan is not qualified under Section 401(a) of the Code and is not subject to the Employee Retirement Income Security Act of 1974. The Company has reserved a total of 2,000,000 shares of Common Stock for issuance under the Option Plan. As of March 23, 1999, the Company had awarded options to purchase an aggregate of 1,648,750 shares of Common Stock, which options are exercisable at a weighted average exercise price of approximately $1.40 per share. On November 4, 1998, the Company repriced all outstanding stock options held by current employees and directors to a price of $1.406, representing the last trade price of the Common Stock on the OTC Bulletin Board on such date. In addition, as a result of the restructuring in November 1998 in which the Company reduced its employee base from 23 to 13 employees and the resignations of Messrs. Smith and Guarino as officers of the Company, options for 50,375 shares terminate if not exercised within 90 days after the date of the restructuring.

     The Option Plan is administered by the Board of Directors which has full power and authority to administer and interpret the Plan and to adopt such rules and agreements for the administration of the Option Plan as the Board of Directors deems necessary or advisable.

     The Board of Directors selects the participants to receive stock options and determines the number of shares, the type of option and the exercise price as well as the time or times at which options may be exercised and other terms and conditions. For incentive stock options, the exercise price may not be less than the fair market value of the Common Stock on the date of grant. For nonqualified stock options, the exercise price may be less than the fair market value of the Common Stock on the date of grant. In no case, however, may options (whether incentive stock options or nonqualified stock options) be granted under the Option Plan at an exercise price which is less than the initial public offering price of the shares of Common Stock offered hereby. In the event of stock dividends, stock splits and similar capital changes, the Option Plan provides for appropriate adjustments in the number of shares available for options and the number of shares subject to and exercise prices of outstanding options.

     The term of each option granted under the Option Plan may be no more than ten years from the date of grant. Options granted to employees expire 90 days following termination of employment (but in no event later than the date of expiration of the option), except in the case of permanent disability or death. In the case of termination of employment due to permanent disability or death, the option terminates one year from the date that the employee ceases work as a result of disability or death (but in no event later than the date of expiration of such option). The Board of Directors has the authority to extend the expiration dates of any outstanding option in circumstances it deems appropriate, provided that it may not extend an option beyond the original term of such option.

     The exercise price of options is generally payable in cash. For nonqualified options, the option holder must also pay to the Company, at the time of purchase, the amount of federal, state, and local withholding taxes required to be withheld by the Company. Under certain limited circumstances, shares of Common Stock may be used for payment of the exercise price or satisfaction of withholding obligations.

     Notwithstanding any vesting requirements of an option, in the event of a merger, reorganization, sale of substantially all of the assets of the Company, change of control of the Company, liquidation, dissolution or other corporate transaction wherein the Company is not the surviving corporation, an option holder typically has the right to immediately exercise all of his or her options, whether vested or unvested.

     The options are assignable only (i) by will or by the laws of descent and distribution or (ii) in the case of a nonqualified stock option, by gift to immediate family members of the optionee, to partnerships of which the only partners are members of the optionee's immediate family and trusts established solely for the benefit of such immediate family members.

     The Option Plan may be modified, amended or terminated by the Board of Directors except with respect to options granted prior to such action. Notwithstanding the foregoing, shareholder approval is required for any amendment which increases the number of shares subject to the Option Plan (other than in connection with the anti-dilution provisions described above or the assumption or substitution of options in connection with certain mergers and other similar events. The Board of Directors may delegate its power and authority with respect to the Option Plan to a committee thereof.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 23, 1999 by: (i) each director, (ii) the Company's current President and its former Chief Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known by the Company to beneficially own more than 5% of the Common Stock. The information includes options exercisable by the respective person within 60 days of March 23, 1999 (the "Vested Options"). Except as otherwise noted, the address of each such person is c/o Interactive Objects, Inc., 17720 NE 65th, Suite 202, Redmond, WA 98052.

                                                                                    Shares of Common Stock
                                                                                    Beneficially Owned (1)
                                                                                  Number              Percent
Beneficial Owner                                                                 Of Shares           of Total (2)
Ryan Smith (3)..........................................................         1,680,800              11.4%
1020 W. Lake Sammamish Parkway N.E.
Bellevue, WA 98008
Jay R. Paulson..........................................................         1,600,000              10.9
1839 280th Ave. N.E.
Carnation, WA 98014
John J. Guarino (4).....................................................         1,200,000               8.2
15515 184th Pl. N.E.
Woodinville, WA 98072
Thad E. Wardall (5).....................................................         3,783,407              25.6

Brent Nelson (6)........................................................         3,245,800              22.0
Steve Wollach (7).......................................................         3,019,966              20.0
All executive officers and directors as a group (seven persons) (8).....         5,608,823              36.6%


(1) This table is based on information supplied by executive officers, directors and shareholders. Subject to applicable community property laws, each shareholder named in the table has sole voting and investment power with respect to the shares set forth opposite such shareholder's name.

(2) Based on 14,708,927 shares of Common Stock issued and outstanding as of March 23, 1999.

(3) All of Mr. Smith's shares are subject to the terms of that certain settlement agreement between him and the Company, dated March 4, 1999. See "CERTAIN TRANSACTIONS."

(4) Includes 900,000 shares held by Mr. Guarino that are subject to the terms of that certain settlement agreement between him and the Company, dated March 4, 1999. See "CERTAIN TRANSACTIONS."

(5) Includes an aggregate of 2,580,800 shares for which Mr. Wardall has the right to vote, pursuant to the terms of the Company's settlement agreements with each of Messrs. Smith and Guarino. Mr. Wardall disclaims beneficial ownership over all such shares. See "CERTAIN TRANSACTIONS." Also includes 50,000 shares of Common Stock subject to Vested Options held by Mr. Wardall.

(6) Includes an aggregate of 2,580,800 shares for which Mr. Nelson has the right to vote, pursuant to the terms of the Company's settlement agreements with each of Messrs. Smith and Guarino. Mr. Nelson disclaims beneficial ownership over all such shares. See "CERTAIN TRANSACTIONS." Also includes 65,000 shares of Common Stock subject to Vested Options held by Mr. Nelson, and 600,000 shares of Common Stock held of record by Northwest Capital Partners, L.L.C. for which Mr. Nelson serves as president and managing partner; Mr. Nelson disclaims beneficial ownership over all of such except to the extent of his pecuniary interest therein. See "CERTAIN TRANSACTIONS."

(7) Includes an aggregate of 2,580,800 shares for which Mr. Wollach has the right to vote, pursuant to the terms of the Company's settlement agreements with each of Messrs. Smith and Guarino. Mr. Wollach disclaims beneficial ownership over all such shares. Also includes 414,166 shares of Common Stock subject to Vested Options held by Mr. Wollach.

(8) Consists of Messrs. Wollach, Nelson, Wardall, Western, Phillips, and Jackson and Ms. Byrd. See "MANAGEMENT." Includes an aggregate of 2,580,800 shares for which each of Messrs. Wardall, Nelson and Wollach has the right to vote, pursuant to the terms of the Company's settlement agreements with each of Messrs. Smith and Guarino; over all of which shares Messrs. Wardall, Nelson and Wollach disclaim beneficial ownership. Also includes 610,416 shares of Common Stock subject to Vested Options held by the executive officers and directors as a group.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     On July 11, 1997, the Company entered into a three-year consulting agreement with Northwest Capital Partners, L.L.C. to serve as the Company's financial advisor. Brent Nelson, a director and shareholder of the Company, also serves as president and managing partner of Northwest Capital. Pursuant to the terms of the consulting agreement, the Company is obligated to pay Northwest Capital a fee of $5,000 per month for 36 months from December 31, 1997, in consideration for Northwest Capital's efforts and assistance in raising capital for the Company. This monthly fee was decreased by mutual agreement of the parties to $3,000 beginning November 1, 1998. Under the agreement, the Company issued 1,200,000 shares of Common Stock to Northwest Capital in consideration for its assistance with the Neoteric Acquisition and other financings for the Company. In addition, for the three-year period from September 10, 1997, the Company granted to Northwest Capital certain rights of first refusal on any offering of Company securities by the Company involving more than 1,000 shares of stock. Under the terms of the consulting agreement, Northwest Capital also has the right for a period of five years to nominate one director for election to the Company's Board of Directors, and its director nominee is Brent Nelson. In addition, for a three-year period following the term of the consulting agreement, the Company has granted to Northwest Capital a right of first refusal to act as financial advisor to the Company.

     On September 23, 1996, Neoteric Media entered into an asset purchase agreement with Steve Jackson, an officer and shareholder of the Company for the purchase of a software application developed by Mr. Jackson in consideration for $67,500 in cash, a promissory note for $62,500 and 80,000 shares of common stock of Neoteric Media (which shares represented 640,000 shares of common stock following the Neoteric Acquisition). The promissory note was subsequently paid in full in accordance with its terms. Neoteric Media also entered into a one-year employment agreement with Mr. Jackson effective on September 23, 1996 that provided for compensation based on a percentage of sales of the software application. That employment agreement expired by its terms and the Company has subsequently entered into a new employment agreement with Mr. Jackson effective January 1, 1998. See "MANAGEMENT--Executive Compensation and Other Information-- Employment Contracts."

     On September 23, 1996, Thad E. Wardall, a director and shareholder of the Company, loaned $125,000 to Neoteric Media to fund the acquisition of the software application developed by Mr. Jackson. The loan was evidenced by a promissory note, secured by a lien on certain of the Company's assets. Subsequently, on August 25, 1997, the Company entered into a note exchange agreement with Mr. Wardall for the exchange of the prior promissory note for a new convertible promissory note in principal amount of $73,194 (the "Wardall Note"). On October 7, 1997, Mr. Wardall exercised his option to convert all outstanding principal and accrued interest on the Wardall Note into 112,607 shares of Common Stock (at a conversion rate of $0.65 per share) and the security interest terminated.

     In October 1998, Ryan Smith, the Company's former Chief Executive Officer and Chairman of the Board, and John Guarino, the Company's former Senior Vice President and a Director, resigned from their respective positions as officers and directors of the Company. Effective in March 1999, the Company entered into settlement agreements with each of Messrs. Smith and Guarino releasing the Company from all matters arising out of their prior employment with the Company. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino has granted to the Company transferable rights to purchase up to 1,680,800 shares and 900,000 shares, respectively, currently held by such shareholders at a purchase price of $.50 per share. As part of the settlement, the Company irrevocably agreed to purchase, of such total shares, 550,000 shares held by Mr. Smith and 400,000 shares held by Mr. Guarino, requiring cash payments by the Company to Messrs. Smith and Guarino of $275,000 and $200,000 within 20 days of the effective date of the settlement. The remaining shares subject to the Company's option rights have been placed in an escrow, and may be released upon exercise of the options or upon expiration of the option periods with respect thereto. Commencing on October 15, 1999, and for every three months thereafter, up to 20% of the remaining shares will be released from the escrow. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino have granted an irrevocable proxy to each of the Company's three directors, Messrs. Wollach, Nelson and Wardall, to vote the shares while held in the escrow. In addition, each of Messrs. Smith and Guarino have also agreed to certain contractual restrictions on their ability to sell shares of Company stock while the escrow is in effect.

     The Company is currently in negotiations and expects to enter into mediation and/or arbitration with Jay Paulson, a former officer and significant shareholder of the Company, in connection with certain severance and other matters arising out of his employment with the Company. In addition, the Company has been served with a complaint filed by Mr. Paulson in King County Superior Court in the State of Washington on November 18, 1998 (case no. 98-2-27751-1SEA) for declaratory and injunctive relief and unspecified damages in connection with a requested transfer of restricted securities held by Mr. Paulson. The Company believes it has taken appropriate action and intends to vigorously defend this lawsuit.

     Except as described above, there have not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the Common Stock of the Company had or will have a direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  Exhibits


   Exhibit
   Number                                         Description
------------    ---------------------------------------------------------------------------------------------
    2.1  *      Acquisition Agreement between Asia Pacific Chemical Engineering Corp. and Neoteric Media,
                Inc., dated August 27, 1997
    3.1  *      Articles of Incorporation filed April 14, 1998
    3.2  *      Articles of Merger filed April 16, 1998, for reincorporation of Interactive Objects, Inc.
                in the State of Washington
    3.3  *      Bylaws
    4.1  *      Specimen Common Stock Certificate
    4.2  *      Form of Common Stock Purchase Warrant
    4.2  *      Form of Common Stock Purchase Warrant
   10.1  *      1998 Stock Option Plan
   10.2  *      Seattle Office Sublease Agreement between Interactive Objects, Inc. and Intermind
                Corporation, dated December 30, 1997
   10.2A *      Olympic Tower Master Office Lease Agreement between Duchess Properties Ltd. and Intermind
                Corporation, dated August 29, 1995, as amended September 1, 1996, and as amended
                February 1, 1997
   10.3  *      Consulting Agreement between Interactive Objects, Inc. and Northwest Capital Partners,
                L.L.C., dated July 11, 1997
   10.3A *      First Amendment to Consulting Agreement, dated August 25, 1998
   10.4  *      Employment Agreement with Steven G. Wollach, dated November 1, 1998
   10.5  *      Employment Agreement with Dale Western, dated October 12, 1998
   10.6  *      Employment Agreement with Steve Jackson, dated January 1, 1998
   10.7  **     Settlement Agreement with Ryan Smith, dated March 4, 1999
   10.8  **     Settlement Agreement with John Guarino, dated March 4, 1999
   27.1         Financial Data Schedule



* Incorporated herein by reference from the exhibits filed as part of Registrant's Form SB-2 (file no. 333-62345).
**  Incorporated herein by reference from Form 8-K filed on March 24, 1999.


(b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1999.

                                    INTERACTIVE OBJECTS, INC.



                                    By:  /s/ Steven G. Wollach
                                         ----------------------
                                         Steven G. Wollach, President


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 26, 1999.



                                       /s/ Steven G. Wollach
                                       ----------------------
                                       Steven G. Wollach
                                       President, Chief Financial Officer and
                                       Director (principal executive,
                                       financial and accounting officer)



                                       /s/ Brent Nelson
                                       -----------------
                                       Brent Nelson
                                       Director



                                       /s/ Thad E. Wardall
                                       --------------------
                                       Thad E. Wardall
                                       Director