Form 10QSB
period 1999-03-31
INTERACTIVE OBJECTS INC
filed 1999-05-17
CIK 1060228

                    U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1999
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
      ________________

                           INTERACTIVE OBJECTS, INC.
       (Exact name of small business issuer as specified in its charter)

                        Commission file number:  0-25373

             WASHINGTON                                87-0434226
    (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)

                           217 Pine Street, Suite 800
                               Seattle, WA 98101
                    (Address of principal executive offices)

                                 (206) 464-1008
                          (Issuer's telephone number)
                              ___________________

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PRECEDING FIVE YEARS:
Not applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 3, 1999, the Registrant had 14,616,952 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [  ]  No [X]

                           INTERACTIVE OBJECTS, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 30, 1999


Index                                                                                      Page Number

PART I        FINANCIAL INFORMATION

Item 1.       Consolidated Balance Sheets at March 31, 1999 and March 31, 1998                   4

              Consolidated Statements of Operations for the three month periods ended
              March 31, 1999 and March 31, 1998                                                  5

              Consolidated Statements of Cash Flows for the three month periods ended
              March 31, 1999 and March 31, 1998                                                  6

              Notes to Unaudited Consolidated Financial Statements                               7

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operation                                                               8

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                 13

Item 2.       Changes in Securities                                                             13

Item 3.       Defaults Upon Senior Securities                                                   13

Item 4.       Submission of Matters to a Vote of Security Holders                               14

Item 5.       Other Information                                                                 14

Item 6.       Exhibits and Reports on Form 8-K                                                  14

SIGNATURE                                                                                       15

EXHIBIT INDEX                                                                                   14

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 1999 and March 31, 1998

Consolidated Statements of Operations for the three month periods ended March 31, 1999 and March 31, 1998

Consolidated Statements of Cash Flows for the three month periods ended March 31, 1999 and March 31, 1998

Notes to Unaudited Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                            March 31, 1999 and 1998

                                                 March 31, 1999   March 31, 1998
                                                   (Unaudited)      (Unaudited)
ASSETS

Current Assets
  Cash                                             $ 2,268,107      $   109,044
  Certificate of Deposit                               106,835          101,309
  Accounts Receivable                                   62,887               --
  Prepaid Expenses                                     123,281           36,155
                                                   -----------      -----------
      TOTAL CURRENT ASSETS                           2,561,110          246,508

Furniture and Equipment, at cost,
  less accumulated depreciation of
  $120,031 and $31,111                                 381,104          239,570

Other Assets
  Capitalized software costs                                --          165,000
  Deposits                                               8,180           11,429
                                                   -----------      -----------
                                                         8,180          176,429

                                                   $ 2,950,394      $   662,507
                                                   ===========      ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts Payable                                 $   300,067      $   310,971
  Accrued Expenses                                     264,915           51,850
  Current Portion Long-term Debt                       194,316          538,500
                                                   -----------      -----------

      TOTAL CURRENT LIABILITIES                        759,298          901,321

Long-term debt, less current portion                    61,608               --

Stockholders' Equity
  Preferred stock, $.01 par value;
    2,000,000 authorized, no shares issued
    and outstanding                                         --               --
  Common stock, $.01 par value; 50,000,000
    Authorized, 14,616,952 shares issued and
    outstanding at March 31, 1999 and
    12,944,917 shares issued and outstanding
    at March 31, 1998                                  146,169           19,417
  Additional paid-in-capital                         8,537,409        1,353,965
  Retained deficit                                  (6,554,090)      (1,612,196)
                                                   -----------      -----------
                                                     2,129,488         (238,814)

                                                   $ 2,950,394      $   662,507
                                                   ===========      ===========


                See Notes to Consolidated Financial Statements.

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              Three Months Ended March 31, 1999 and March 31, 1998

                                              March 31, 1999   March 31, 1998
                                                (Unaudited)      (Unaudited)
Revenues
 Service Revenue                                $   582,830      $   476,302

Expenses
 Labor and Benefits                                 885,228          685,223
 Selling, general and administrative                494,169          410,009
                                                -----------      -----------
                                                  1,379,397        1,095,232

  Loss from Operations                             (796,567)        (618,930)

Interest Expense                                         --           (3,414)
Interest Income                                      27,017               --
                                                -----------      -----------
  Net Loss                                      $  (769,550)     $  (622,344)


Retained deficit, beginning of period           $(5,784,540)     $(  989,852)
                                                -----------      -----------
Retained deficit, end of period                  (6,554,090)      (1,612,196)
                                                ===========      ===========

Basic earnings (loss) per share of
 common stock                                         $(.05)           $(.05)
                                                ===========      ===========
Weighted average common and common
 Equivalent shares outstanding                   15,419,174       12,944,917
                                                ===========      ===========

                See Notes to Consolidated Financial Statements.

                           INTERACTIVE OBJECTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              Three Months Ended March 31, 1999 and March 31, 1998


                                              March 31, 1999     March 31, 1998
                                               (Unaudited)         (Unaudited)

Cash Flows From Operating Activities
  Net Loss                                     $  (769,550)        $(622,344)

  Adjustment to reconcile net loss
    to net cash used in
    operating activities

  Depreciation                                      97,453            12,692

  Changes in Operating Assets
    and Liabilities
    Accounts receivable                            (48,887)           10,698
    Prepaid expenses                                31,027              (147)
    Accounts payable                               195,233           125,033
    Accrued expenses                              (109,695)          (11,044)
    Other                                           (1,936)               --
                                               -----------         ---------

  Cash Flows from Operating Activities            (606,355)         (485,112)


Cash Flows From Investing Activities
  Purchase of equipment                           (138,223)          (61,811)
  Capitalized software costs                            --           (35,000)
                                               -----------         ---------

  Cash Flow from Investing Activities             (138,223)          (96,811)


Cash Flows From Financing Activities
  Redemption of stock                             (475,000)               --
  Proceeds on notes payable                        155,750           476,000
  Payments on notes payable                        (14,600)               --
                                               -----------         ---------

  Cash Flows from Financing Activities            (333,850)          476,000
                                               -----------         ---------

  Net decrease in cash                          (1,078,428)         (105,923)

Cash, beginning of period                        3,346,535           214,967
                                               -----------         ---------

Cash, end of period                            $ 2,268,107         $ 109,044
                                               ===========         =========


                See Notes to Consolidated Financial Statements.

                           INTERACTIVE OBJECTS, INC.
              Notes to Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of Interactive Objects, Inc. ("Interactive Objects") and its wholly-owned subsidiary Avatar Interactive, Inc. ("Avatar"). Effective March 31, 1999, Interactive Objects acquired all of the equity interests of Avatar in exchange for 858,025 shares of Interactive Objects common stock. These consolidated financial statements have been prepared under the pooling of interests method of accounting and reflect the combined financial position and operating results of Interactive Objects and Avatar as of and for the three month period ended March 31, 1999. Avatar began operations April 1, 1998, so the balance sheet as of March 31, 1998, and the statement of operations for the three month period ended March 31, 1998 do not include Avatar's financial activities. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

Note 2.  Per Share Information

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which is effective for interim and annual financial statements for periods ending after December 15, 1997. Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Stock purchase warrants outstanding have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such warrants, would be antidilutive. Accordingly, basic and diluted earnings or loss per share are the same. The weighted average number of shares was 15,419,174 and 12,944,917 for the three month periods ended March 31, 1999 and 1998. For the purpose of calculating consolidated loss per share, it is assumed that the 858,025 shares issued to acquire Avatar were issued on January 1, 1999, the earliest date the results of operations, and cash flows of Avatar are included in the consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

                           INTERACTIVE OBJECTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATION

               THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THE
                       THREE MONTHS ENDED MARCH 31, 1998

Statement of Forward-Looking Information

  Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors referenced in the Company's filings with the Securities and Exchange Commission. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

Overview

  The Company was incorporated in the State of Washington in October 1995 and operated under the name Neoteric Media, Inc., d/b/a Interactive Objects, until August 1997. In August 1997, pursuant to the terms of an acquisition agreement with Asia Pacific Chemical Engineering Corp., a publicly-held Utah corporation with nominal assets and liabilities ("APEC"), Neoteric Media entered into a business combination with APEC. In the Neoteric Acquisition, the shareholders of Neoteric Media exchanged their stock for a majority of the then-outstanding common stock of APEC and Neoteric Media became a wholly-owned subsidiary of APEC (which changed its name to Interactive Objects). For accounting purposes, the Neoteric Acquisition was accounted for as a reverse purchase, with Interactive
Objects as the continuing entity.   The Company's audited financial statements
include, since August 1997, the results of APEC operations, which were insignificant.

  From January 1, 1999 to March 31, 1999, substantially all of the Company's revenues were derived from software consulting services. To date, the Company has provided consulting services to predominately Fortune 1000 companies, including SAFECO, Microsoft, Airborne Express, Paccar, Pinnacle, CourtLink, Eddie Bauer and Port Townsend Paper. During this period, the Company created a new Information Appliances division which focuses on emerging technology and strategic partnering with hardware, software and platform providers to deliver to consumers the tools they want to work, play, and function more efficiently. The development of the Microsoft Mobile Audio Player, the first digital audio player software for the Microsoft Windows CE operating system, is a direct product of this division's talent and focus. In addition, the Company has signed an ongoing contract with Microsoft for the continuing development of streaming technology for the Windows CE operating system. With support for Windows Media Technologies, the "MSAudio" codec, as well as MP3, the Information Appliances division is positioned on the cutting edge of digital audio software technology.

The Company anticipates that it will begin to devote further resources to product development in fiscal 1999. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred and the cost of acquired software products have been capitalized. The Company's capitalized software is amortized as required by GAAP principles beginning in the first quarter of 1998 when the product was released for sale to the public.

  In the first quarter of 1998, the Company released two software component products and acquired a Novell-based software component product. Subsequent to such acquisition, the Company decided to focus exclusively on Microsoft-based software component products. The Company also released a suite of seven components in October 1998. Until recently, the Company has marketed its products solely through the Internet. As a result of low product sales, the Company is focusing more attention in 1999 on development and licensing of its intellectual property, building strategic partnerships, and enhancing its software consulting group.

  Effective October 1998, the Company announced a corporate restructuring plan. As part of this plan, the Company reduced its employee base from 23 to 13 employees, most of whom were first-level supervisors and administrative staff. In addition, the Company promoted Steve Wollach, the Company's Chief Financial Officer and Director, to serve as the Company's President, replacing Matthew Schiltz. Mr. Schlitz was a consultant hired by the Company in October 1998 to serve as the interim Chief Executive Officer in connection with the resignation of Ryan Smith, the former Chief Executive Officer of the Company. Mr. Schiltz will continue to serve as an advisor to the Company and its Board of Directors through June, 1999. In connection with the restructuring plan, the Company included a provision for up to $310,000 for severance and settlement payments in connection with the resignations of Ryan Smith and John Guarino from their positions as officers and directors of the Company. In the first quarter of 1999, the Company settled all disputes with Messrs. Smith and Guarino. Also in connection with the restructuring plan, the Company repriced all outstanding stock options held by current Company employees and directors to $1.406 per share, the closing trading price of the Common Stock on the OTC Bulletin Board on November 4, 1998.

  Effective March 31, 1999, the Company acquired Avatar Interactive, Inc., a Washington corporation ("Avatar"). The acquisition of Avatar was effected by means of a forward merger of a newly formed Washington corporation and wholly-owned subsidiary of the Company with and into Avatar. Avatar became a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling-of-interests.

Results of Operation  Three Months Ended March 31, 1999

  Revenues. Revenues for the three-month periods ended March 31, 1998 and 1999 increased by 22.4% from $476,302 to $582,830, respectively. During the three-month period ended March 31, 1999, substantially all of the Company's revenue was generated by its software consulting services. The increase in gross revenue is attributable primarily to consulting services and the Avatar Merger. During the first quarter of 1999, the Company had insignificant revenue from product sales. In prior periods, the Company had no revenues from product sales.

  Labor and Benefits Expenses.   Labor and benefits includes all internal labor
costs and other direct costs related to project performance, such as project specific independent contractor fees, labor costs, supplies and specific project related expenditures. The Company's labor and benefits expenses for the three-month periods ended March 31, 1998 and 1999 increased by 29.2% from $685,223 to $885,228, respectively. The increase in labor and benefits expenses from the first quarter of 1999 to the same period in 1998 was directly attributable to the increase in consulting services and contract labor for those services and the Company's establishment of its Information Appliances division.

  At March 31, 1999, the Company had ten employees in software consulting services and product development, four employees in sales and marketing and nine employees in general and administrative. In addition, the Company hires independent contractors to service project demand for the Company's consulting services on a project by project basis, and expects to continue to staff projects with both company employees and independent contractors. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring.

  Selling, General and Administrative Expenses.   Selling, general and
administrative expenses for the three-month periods ended March 31, 1998 and 1999 increased by 20.5% from $410,009 to $494,169, respectively. In each period, these expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. Overall, selling, general and administrative expenses as a percentage of gross revenue were 84.8% for the three-month period ended March 31, 1999 as compared to 86.1% for the same period in 1998. Selling, general and administrative expenses have increased due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that its selling, general and administrative expenses will increase in dollar amount for fiscal 1999 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations and as a result of an increase in expenses associated with being a Exchange Act reporting company.

  Interest Income/Expense.   Interest expense represents interest expense on
Company debt. Interest income for the three-month period ended March 31, 1999 was $27,017 compared with interest expense for the three-month period ended March 31, 1998 of $(3,414). This change was primarily due to earnings from interest bearing savings accounts attributable to the proceeds from the Company's 1998 private placement of Common Stock.

  Net Loss.   The Company recognized a net loss for the three-month periods ended March 31, 1998 and 1999 of $622,344 and $769,550, respectively. The net loss as a percentage of gross revenue were 132.0% for the three month period ended March 31, 1999 as compared to 130.7% for the same period in 1998. The increase in net loss on an absolute basis is due primarily to increased general and administrative costs and investment into the Information Appliances division.

Liquidity and Capital Resources

  As a result of hiring additional employees, increasing marketing and increasing its product development efforts in anticipation of product releases in 1999, the Company's capital requirements have been and will continue to be significant and its cash requirements have been and will continue to exceed cash flows from operations. As a result, the Company has been substantially dependent on sales of its equity securities, cash flow from operations, and borrowings from affiliates. At March 31, 1999, the Company had cash in the aggregate amount of approximately $2,268,107, primarily attributable to the private placement financing from May 1998. The Company's working capital increased by $2,456,625 from $(654,813) to $1,801,812 at March 31, 1998 and 1999, respectively. This increase was primarily due to the receipt of cash proceeds from the May 1998 private placement.

  Net cash used in operating activities was $606,355 for the three months ended March 31, 1999 as compared to $485,112 for the three months ended March 31, 1998. The increase in net cash used in operating activities was primarily attributable to the Company's operating loss of $769,550 and an increase in accrued expenses from $11,044 to $109,695 for the three months ended March 31, 1998 and 1999, respectively.

  Net cash used in investing activities was $138,223 for the three months ended March 31, 1999 as compared to $96,881 for the three months ended March 31, 1998. The increase in net cash used in investing activities was primarily attributable to a higher level of equipment purchases in the first quarter of 1999 compared to the first quarter of 1998.

  Net cash provided by (used in) financing activities was $(333,850) for the three months ended March 31, 1999 as compared to $476,000 for the three months ended March 31, 1998. The increase in net cash used in financing activities was primarily attributable to the Company's redemption of Common Stock from two shareholders and a decline in the amount of proceeds from notes payable.

  Based on the Company's current proposed plans and assumptions relating to product releases and sales, the Company anticipates that it will not require additional capital financing through the third quarter of 1999. If the Company's plans change or its assumptions prove to be inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional financing. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Certain Accounting Pronouncements

  Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and for hedging activities. SFAS133 has no impact on the Company's financial statements, because the Company does not currently engage in any derivatives or hedging activities.

  Statement of Financial Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" does not apply to the Company.

Year 2000 Compliance

  Many companies are currently expending significant resources in order to address the "Year 2000" issue. Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company or engaged the Company for consulting. Any reductions in revenues to the Company resulting from other companies' focus on the Year 2000 issue could have a material adverse effect on the Company's business, results of operations and financial condition.

  The Company has commenced a review of its internal information technology ("IT") and non-IT systems. The objective of the review is to address necessary code changes, testing and implementation with the objective of taking corrective action based on the results of such review. The Company could be materially and adversely affected by costs or complications relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company interacts. At this time, the Company does not expect the costs related to achieving Year 2000 compliance will be material.

  The Year 2000 issue could affect the products that the Company sells. The Company has reviewed its current products and believes that its products are Year 2000 compliant and that the Year 2000 issue will not materially impact the Company. However, to the extent that the Company's products prove to be non-compliant or in the event of any dispute with any customer regarding whether the Company's products are compliant, the Company's business, results of operations and financial condition could be materially and adversely affected.

  The forward looking statements referenced above are subject to a number of risks and uncertainties, including the abilities of customers, vendors and other third parties to solve timely their Year 2000 issues, the accuracy of Year 2000 testing methods and that remediation of Year 2000 issues will be correctly implemented. The Company does not have a contingency plan to address unexpected Year 2000 issues.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

  The Company has been served with a complaint filed by Jay Paulson in King County Superior Court in the State of Washington on November 18, 1998 (case no. 98-2-27751-1SEA) for declaratory and injunctive relief and unspecified damages in connection with a requested transfer of restricted securities held by Mr. Paulson. The Company believes it has taken appropriate action and is vigorously defending this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.                             Description
-----------   ------------------------------------------------------------------

10.9 Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., Ryan Smith and the other signatories thereto, incorporated herein by reference to the exhibit filed in the Company's Form 8-K filed March 24, 1999.

10.10 Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., John Guarino and the other signatories thereto, incorporated herein by reference to the exhibit filed in the Company's Form 8-K filed March 24, 1999.

10.11 Agreement and Plan of Merger (exclusive of schedules and exhibits) dated as of March 31, 1999 by and between Interactive Objects, Inc., IO Acquisition Corp., Avatar Interactive, Inc. and Kayleen Arafiles, incorporated herein by reference to the exhibit filed in the Company's Form 8-K filed April 15, 1999.

27.1          Financial Data Schedule.

(b)  Reports on Form 8-K.

  On March 24, 1999, the Company filed a Form 8-K Current Report regarding Mutual Release and Settlement Agreements entered into between the Company and each of Ryan Smith, one of the Company's founders and a former director and Chief Executive Officer and John Guarino, a founder and former director and officer of the Company.

  On April 15, 1999, the Company filed a Form 8-K Current Report announcing the acquisition of Avatar Interactive, Inc. pursuant to the terms of an Agreement and Plan of Merger dated March 31, 1999.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERACTIVE OBJECTS, INC.


Dated: May 14, 1999                    By:  /s/ Steven G. Wollach
                                          -------------------------------------
                                            Steven G. Wollach
                                            President, Chief Executive Officer,
                                            Chief Financial Officer and
                                            Treasurer
                                            (Principal Executive, Financial
                                            and Accounting Officer)