Form 10QSB
period 1999-06-30
INTERACTIVE OBJECTS INC
filed 1999-08-11
CIK 1060228

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1999

[_] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [_]

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.01 par value

         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PRECEDING FIVE YEARS:
Not applicable

                   APPLICABLE ONLY TO CORPORATE REGISTRANTS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 5, 1999, the Registrant had 14,616,952 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [_]  No [X]

                           INTERACTIVE OBJECTS, INC.
                                  FORM 10-QSB
                      FOR THE QUARTER ENDED JUNE 30, 1999

Index                                                                              Page Number
PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets at June 30, 1999 and December 31, 1998                 4

          Consolidated Statements of Operations for the three months and six months
          ended June 30, 1999 and 1998                                                       5

          Consolidated Statements of Cash Flows for the six months ended
          June 30, 1999 and 1998                                                             6

          Notes to Unaudited Consolidated Financial Statements                               7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                              8

PART II   OTHER INFORMATION

Item 1.   Legal Proceedings                                                                 13

Item 2.   Changes in Securities                                                             13

Item 3.   Defaults Upon Senior Securities                                                   13

Item 4.   Submission of Matters to a Vote of Security Holders                               13

Item 5.   Other Information                                                                 13

Item 6.   Exhibits and Reports on Form 8-K                                                  13

SIGNATURE                                                                                   14

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at June 30, 1999 and December 31, 1998

Consolidated Statements of Operations for the three months and six months ended June 30, 1999 and 1998

Consolidated Statements of Cash Flows for the six months ended June 30, 1999 and 1998

Notes to Unaudited Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1999 and December 31, 1998

                                                                      June 30, 1999(1)         December 31, 1998(2)
       ASSETS

Current Assets
  Cash                                                                  $    2,192,446              $    3,346,535
  Certificate of deposit                                                       108,360                     106,145
  Accounts receivable                                                          208,390                      14,000
  Prepaid expenses                                                              99,132                     154,308
                                                                        --------------              --------------

       Total current assets                                                  2,608,328                   3,620,988

Furniture and Equipment, at cost less accumulated
  depreciation of $144,633 and $56,495                                         407,564                     340,334

Other Assets
  Deposits                                                                       6,935                       6,934
                                                                        --------------              --------------

                                                                        $    3,022,827              $    3,968,256
                                                                        ==============              ==============

       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                                      $      194,942              $      104,834
  Accrued expenses                                                             166,376                     374,610
  Unearned revenue                                                             250,000
  Current portion long-term debt                                                41,500                      97,017
                                                                        --------------              --------------

       Total current liabilities                                               652,818                     576,461

                                                                                61,608                      17,757

Long-term debt, less current portion
  Common stock                                                                 146,169                     155,669
  Additional paid-in capital                                                 8,537,409                   9,002,909
  Retained deficit                                                          (6,375,177)                 (5,784,540)
                                                                        --------------              --------------

                                                                             2,308,401                   3,374,038
                                                                        --------------              --------------

                                                                        $    3,022,827              $    3,968,256
                                                                        ==============              ==============

(1)  Unaudited
(2)  Audited

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
       For the Three Months and Six Months Ended June 30, 1999 and 1998

                                                                   Three Months Ended                   Six Months Ended

                                                      June 30, 1999 (1)  June 30, 1998 (1)    June 30, 1999 (1) June 30, 1998 (1)
Revenues
    Service revenue                                 $     1,203,096     $    1,340,291      $     1,785,926     $   1,816,593


Expenses
    Labor and benefits                                      799,513          1,292,744            1,684,741         1,954,070
    Selling, general and administrative                     243,558            788,648              737,728         1,210,163
                                                    ---------------     --------------      ---------------     -------------

                                                          1,043,071          2,081,392            2,422,469         3,164,233
                                                    ---------------     --------------      ---------------     -------------
           Income (loss) from operations                    160,025           (741,101)            (636,543)       (1,347,640)

    Interest income                                          18,888             25,481               45,906             9,675
                                                    ---------------     --------------      ---------------     -------------

           Net income (loss)                        $       178,913     $     (715,620)     $      (590,637)    $  (1,337,965)
                                                    ===============     ==============      ===============     =============

Basic earnings (loss) per share of common stock     $          0.01     $        (0.05)     $         (0.04)    $       (0.10)
                                                    ===============     ==============      ===============     =============

Diluted earnings (loss) per share of common stock   $          0.01     $        (0.05)     $         (0.04)    $       (0.10)
                                                    ===============     ==============      ===============     =============

Weighted average number of common
    shares outstanding - basic                           14,616,952         13,802,942           15,015,847        13,298,035
                                                    ===============     ==============      ===============     =============

Weighted average number of common
    shares outstanding - diluted                         15,210,102         13,802,942           15,015,847        13,298,035
                                                    ===============     ==============      ===============     =============

(1) Unaudited

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                For the Six Months Ended June 30, 1999 and 1998

                                                                            June 30, 1999 (1)       June 30, 1998 (1)
Cash Flows From Operating Activities
         Net (loss)                                                     $             (590,637)    $         (1,337,965)
         Adjustment to reconcile net (loss) to net cash
           flows from operating activities
         Depreciation                                                                   47,179                   29,665
         Changes in Operating Assets and Liabilities
           Accounts receivable                                                        (194,390)                   9,698
           Prepaid expenses and other                                                   52,961                   (3,345)
           Accounts payable                                                             90,107                  358,728
           Accrued expenses                                                           (208,234)                  90,780
           Unearned revenue                                                            250,000
                                                                        ----------------------     --------------------

           Cash Flows from Operating Activities                                       (553,014)                (852,439)

Cash Flows From Investing Activities
         Purchase of equipment                                                        (114,409)                (138,384)
         Capitalized software costs                                                                             (35,000)
                                                                        ----------------------     --------------------

           Cash Flow from Investing Activities                                        (114,409)                (173,384)

Cash Flows From Financing Activities
         Issuance of stock                                                                                    6,119,239
         Redemption of stock                                                          (475,000)
         Distributions                                                                                           (5,000)
         Payments on notes payable                                                     (11,666)                 (10,387)
                                                                        ----------------------     --------------------

           Cash Flows from Financing Activities                                       (486,666)               6,103,852
                                                                        ----------------------     --------------------

           Net increase (decrease) in cash                                          (1,154,089)               5,078,029

Cash, beginning of period                                                            3,346,535                  214,967
                                                                        ----------------------     --------------------

Cash, end of period                                                     $            2,192,446     $          5,292,996
                                                                        ======================     ====================

(1) Unaudited

                           INTERACTIVE OBJECTS, INC.
             Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation


The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of Interactive Objects, Inc. ("Interactive Objects") and its wholly-owned subsidiary Avatar Interactive, Inc. ("Avatar"). Effective March 31, 1999, Interactive Objects acquired all of the equity interests of Avatar in exchange for 858,025 shares of Interactive Objects common stock. These consolidated financial statements have been prepared under the pooling of interests method of accounting and reflect the combined financial position and operating results of Interactive Objects and Avatar as of and for the three month periods ended June 30, 1999 and 1998. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.


Note 2. Per Share Information


In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which is effective for interim and annual financial statements for periods ending after December 15, 1997. Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Employee stock options outstanding have been reflected as exercised for the purposes of computing diluted earnings per share at June 30, 1999, and this computation resulted in 593,150 additional shares of common stock outstanding. These additional shares resulted in diluted earnings per share of $.01 at June 30, 1999. Employee stock options outstanding at June 30, 1998, have not been reflected as exercised since the exercise of such options would be antidilutive. Also, stock purchase warrants outstanding (at June 30, 1999 or 1998) have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such warrants would be antidilutive.

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

Overview

     Former Microsoft employees founded Interactive Objects in 1995 to develop object software for commercial Internet and intranet applications. Today, the Company continues to evolve and expand its offerings by leveraging revenue generating intellectual property and technical talent. Through its consulting subsidiary, Avatar Interactive, the Company offers a full range of development services including custom software solutions, Internet development, software training, and testing. The Company's Information Appliances division continues to develop and mature its research and development efforts for embedded systems.

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

     From March 31, 1999 to June 30, 1999, the Company's revenues were derived from its Information Appliance division and its software consulting division, Avatar Interactive. To date, the Company has provided consulting services to predominately Fortune 1000 companies, including SAFECO, Microsoft, Airborne Express, Paccar, Pinnacle, CourtLink, Eddie Bauer and Port Townsend Paper. The Company's Information Appliances division focuses on emerging technology and strategic partnering with hardware, software and platform providers to deliver to consumers the tools they want to work, play, and function more efficiently. The development of the Microsoft Mobile Audio Player, the first digital audio player software for the Microsoft Windows CE operating system, is a direct product of this division's talent and focus. In addition, the Company has signed an ongoing contract with Microsoft for the continuing development of streaming technology for the Windows CE operating system. With support for Windows Media Technologies, the Windows Media Audio (WMA) codec, as well as MP3, the Information Appliances division is positioned on the cutting edge of digital audio software technology. The Company anticipates that it will devote further resources to product development for the Information Appliances division in the remainder of fiscal 1999. All costs incurred in the research and development of products and enhancements to existing products have been expensed as incurred.

     In the first quarter of 1998, the Company released two software component products and acquired a Novell-based software component product. Subsequent to such acquisition, the Company decided to focus exclusively on Microsoft-based software component products. The Company also released a suite of seven components in October 1998. Until recently, the Company has marketed its products solely through the Internet. As a result of low product sales, the Company is focusing more attention in 1999 on the expansion of its Information Appliances division's development and licensing of its intellectual property, building strategic relationships, and enhancing its software consulting group, Avatar Interactive.

     Effective October 1998, the Company announced a corporate restructuring plan. As part of this plan, the Company reduced its employee base from 23 to 13 employees, most of whom were first-level supervisors and administrative staff. In addition, the Company promoted Steve Wollach, the Company's Chief Financial Officer and Director, to serve as the Company's President, replacing Matthew Schiltz. Mr. Schlitz was a consultant hired by the Company in October 1998 to serve as the interim Chief Executive Officer in connection with the resignation of Ryan Smith, the former Chief Executive Officer of the Company. Mr. Schiltz served as an advisor to the Company and its Board of Directors through June 1999. In connection with the restructuring plan, the Company included a provision for up to $310,000 for severance and settlement payments in connection with the resignations of Ryan Smith and John Guarino from their positions as officers and directors of the Company. In the first quarter of 1999, the Company settled all disputes with Messrs. Smith and Guarino. Also in connection with the restructuring plan, the Company repriced all outstanding stock options held by current Company employees and directors to $1.406 per share, the closing trading price of the Common Stock on the OTC Bulletin Board on November 4, 1998.

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

Results of Operation - Three Month and Six Month Periods Ended June 30, 1999

     Revenues. Revenues for the three-month periods ended June 30, 1998 and 1999 decreased by 10.2% from $1,340,291 to $1,203,096, respectively. Revenues for the six-month periods ended June 30, 1998 and 1999 decreased by 1.7% from $1,816,593 to $1,785,926, respectively. During the three-month and six-month periods ended June 30, 1999, the Company's revenue was generated by its Information Appliances division and its consulting service group, Avatar Interactive. The decrease in gross revenue during the three-month and six-month periods is attributable primarily to a decrease in consulting services.

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs including salaries, taxes and benefits and other direct costs related to project performance, such as project specific independent contractor fees, labor costs, supplies and specific project related expenditures. The Company's labor and benefits expenses for the three-month periods ended June 30, 1998 and 1999 decreased by 38.2% from $1,292,744 to $799,513, respectively. During the six-month periods ended June 30, 1998 and 1999, the labor and benefits expenses decreased by 13.8% from $1,954,070 to $1,684,741, respectively. The decrease in labor and benefits expenses from the second quarter and first six months of 1999 compared to the same periods in 1998 was directly attributable to the decrease in consulting services and contract labor for those services.

     At June 30, 1999, the Company had fourteen employees in software consulting services and product development, two employees in sales and marketing, and seven employees in general and administrative. In addition, the Company hires independent contractors to service project demand for the Company's consulting services on a project by project basis, and expects to continue to staff projects with both Company employees and independent contractors. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month periods ended June 30, 1998 and 1999 decreased by 69.1% from $788,648 to $243,558, respectively. During the six-month periods ended June 30, 1998 and 1999, the selling, general and administrative expenses decreased by 39.0% from $1,210,163 to $737,728, respectively. In each period, these expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. Overall, selling, general and administrative expenses as a percentage of gross revenue were 20.2% for the three-month period ended June 30, 1999 as compared to 58.8% for the same period in 1998. Selling, general and administrative expenses as a percentage of gross revenue were 41.3% for the six-month period ended June 30, 1999 as compared to 66.6% for the same period in 1998. Selling, general and administrative expenses decreased due to decreased staffing, investment in infrastructure and associated expenses. The Company believes that its selling, general and administrative expenses will increase in dollar amount for the remainder of fiscal 1999 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations and as a result of an increase in expenses associated with being an Exchange Act reporting company.

     Interest Income. Interest income for the three-month periods ended June 30, 1998 and 1999 decreased by 25.9% from $25,481 to $18,888, respectively. This decrease was primarily due to lower available cash balances due to the use of funds for working capital purposes. Interest income for the six-month periods ended June 30, 1998 and 1999 increased by 374.5% from $9,675 to $45,906, respectively. This increase was primarily due to the proceeds from a financing in May 1998.

     Net Loss/Income.   The Company recognized net income for the three-month
period ended June 30, 1999 of $178,913 compared to a net loss of $715,620 for the same period in 1998. The Company recognized a net loss of $590,637 for the six-month period ended June 30, 1999 compared to a net loss of $1,337,965 for the same period in 1998. Net income as a percentage of gross revenue was 14.9% for the three-month period ended June 30, 1999 as compared to a net loss as a percentage of revenue of 53.4% for the same period in 1998. Net loss as a percentage of gross revenue was 33.1% for the six-month period ended June 30, 1999 as compared with a net loss as a percentage of gross revenue of 73.7% for the same period in 1998. The change for both comparable periods is due primarily to decreased labor and benefits costs and general and administrative costs.

Liquidity and Capital Resources

     At June 30, 1999, the Company had working capital of $1,955,510 compared with working capital of $3,225,364 at December 31, 1998. At June 30, 1999, the Company had cash and cash equivalents of $2,608,328.

     During the first six months of 1999, total cash used in operating activities was $553,014, which was principally due to the Company's net loss for the period partially offset by unearned revenue. During the first six month of 1998, total cash used in operating activities was $852,439, which was primarily due to the Company's net loss for the period. During the first six months of 1999, investing activities used net cash of $114,409 for purchases of equipment. During the first six months of 1998, investing activities used net cash of $173,384 for purchases of equipment and capitalization of software costs. During the first six months of 1999, total cash used in financing activities was $486,666 which represents redemption of stock and payments on notes payable. During the first six months of 1998, financing activities provided cash of $6,103,852 primarily from the issuance of common stock.

     Based on the Company's current proposed plans and assumptions relating to product releases and sales, the Company anticipates that it will not require additional capital financing through the fourth quarter of 1999. If the Company's plans change or its assumptions prove to be inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional financing. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

Certain Accounting Pronouncements

     Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 has no impact on the Company's financial statements because the Company does not currently engage in any derivatives or hedging activities.

     Statement of Financial Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" does not apply to the Company.

Year 2000 Compliance

     Many companies are currently expending significant resources in order to address the "Year 2000" issue. Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company or engaged the Company for consulting. Any reductions in revenues to the Company resulting from other companies' focus on the Year 2000 issue could have a materially adverse effect on the Company's business, results of operations, and financial condition.

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

     The forward looking statements referenced above are subject to a number of risks and uncertainties, including the abilities of customers, vendors and other third parties to solve timely their Year 2000 issues, the accuracy of Year 2000 testing methods, and that remediation of Year

2000 issues will be correctly implemented. The Company does not have a contingency plan to address unexpected Year 2000 issues.

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

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits.

Exhibit No.          Description
-----------    ----------------------------------------------------------------
10.1*          Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., Ryan Smith and the other signatories thereto, as filed in the Company's Form 8-K filed
               March 24, 1999.

10.2* Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., John Guarino and the other signatories thereto, as filed in the Company's Form 8-K filed March 24, 1999.

10.11* Agreement and Plan of Merger (exclusive of schedules and exhibits) dated as of March 31, 1999 by and between Interactive Objects, Inc., IO Acquisition Corp., Avatar Interactive, Inc. and Kayleen Arafiles, as filed in the Company's

               Form 8-K filed April 15, 1999.

27.1           Financial Data Schedule.

* Incorporated herein by reference.

(b)  Reports on Form 8-K.

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


                                        INTERACTIVE OBJECTS, INC.


Dated:  August 11, 1999                 By:  /s/ Steven G. Wollach
                                           -------------------------------------
                                             Steven G. Wollach
                                             President, Chief Executive Officer,
                                             Chief Financial Officer and
                                             Treasurer
                                             (Principal Executive, Financial
                                             and Accounting Officer)