Form 10QSB
period 1999-09-30
INTERACTIVE OBJECTS INC
filed 1999-11-15
CIK 1060228

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1999
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to _______________

                           INTERACTIVE OBJECTS, INC.
       (Exact name of small business issuer as specified in its charter)

                        Commission file number:  0-25373

           WASHINGTON                                 87-0434226
  (State or other jurisdiction             (IRS Employer Identification No.)
of incorporation or organization)

                        12600 SE 38th Street, Suite 150
                              Bellevue, WA  98006
                   (Address of principal executive offices)

                                (425) 653-5505
                          (Issuer's telephone number)

                          217 Pine Street, Suite 800
                              Seattle, WA  98101
                (Former address of principal executive offices)
                              ___________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 11, 1999, the Registrant had 14,616,952 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                           INTERACTIVE OBJECTS, INC.
                                  FORM 10-QSB
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1999

Index                                                                Page Number

PART I  FINANCIAL INFORMATION
Item 1.  Consolidated Balance Sheets at September 30, 1999 and
          December 31, 1998                                                    4

         Consolidated Statements of Operations for the three months
          and nine months ended September 30, 1999 and 1998                    5

         Consolidated Statements of Cash Flows for the nine months
          ended September 30, 1999 and 1998                                    6

         Notes to Unaudited Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    13

Item 2.  Changes in Securities                                                13

Item 3.  Defaults Upon Senior Securities                                      13

Item 4.  Submission of Matters to a Vote of Security Holders                  13

Item 5.  Other Information                                                    13

Item 6.  Exhibits and Reports on Form 8-K                                     13

SIGNATURE                                                                     14

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at September 30, 1999 and December 31, 1998

Consolidated Statements of Operations for the three months and nine months ended September 30, 1999 and 1998

Consolidated Statements of Cash Flows for the nine months ended September 30, 1999 and 1998

Notes to Unaudited Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                    September 30, 1999 and December 31, 1998

                                                                  September 30, 1999 (1)   December 31, 1998 (2)
           ASSETS
Current Assets
    Cash                                                           $      1,977,434          $    3,346,535
    Certificate of deposit                                                  109,543                 106,145
    Accounts receivable                                                     232,698                  14,000
    Prepaid expenses                                                        109,862                 154,308
                                                                   ----------------         ---------------

           Total current assets                                           2,429,537               3,620,988

Furniture and Equipment, at cost,
    less accumulated depreciation of $172,136 and $56,495                   393,016                 340,334

Other Assets
    Deposits                                                                  6,935                   6,934
                                                                   ----------------         ---------------

                                                                   $      2,829,488         $     3,968,256
                                                                   ================         ===============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable                                               $        213,803         $       104,834
    Accrued expenses                                                        145,360                 374,610
    Unearned revenue                                                          5,184
    Current portion long-term debt                                           20,500                  97,017
                                                                   ----------------         ---------------

           Total current liabilities                                        384,847                 576,461

Long-term debt, less current portion                                         61,608                  17,757

Stockholders' Equity
    Common stock                                                            146,169                 155,669
    Additional paid-in capital                                            8,537,409               9,002,909
    Retained deficit                                                     (6,300,545)             (5,784,540)
                                                                   ----------------         ---------------

                                                                          2,383,033               3,374,038
                                                                   ----------------         ---------------

                                                                   $      2,829,488         $     3,968,256
                                                                   ================         ===============

(1) Unaudited
(2) Audited

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
     For the Three Months and Nine Months Ended September 30, 1999 and 1998


                                                  Three Months Ended                                 Nine Months Ended

                                    September 30, 1999 (1)   September 30, 1998 (1)   September 30, 1999 (1)  September 30, 1998 (1)

Revenues
    Service revenue                  $       883,175          $      899,860            $     2,669,101          $    2,716,453

Expenses
    Labor and benefits                       583,789               1,198,679                  2,268,530               3,145,567
    Selling, general and
     administrative                          246,218               1,465,641                    983,944               2,695,377
                                     ---------------          --------------            ---------------           -------------

                                             830,007               2,664,320                  3,252,474               5,840,944
                                     ---------------          --------------            ---------------           -------------

           Income (loss) from
            operations                        53,168              (1,764,460)                  (583,373)             (3,124,491)

    Interest income                           21,463                  61,446                     67,368                  83,513
                                    ----------------          --------------            ---------------           -------------

           Net income (loss)         $        74,631          $   (1,703,014)           $      (516,005)          $  (3,040,978)
                                    ================          ==============            ===============           =============

Basic earnings (loss) per
 share of common stock               $          0.01          $        (0.12)           $         (0.03)          $       (0.22)
                                    ================          ==============            ===============           =============

Diluted earnings (loss) per
 share of common stock               $          0.01          $        (0.12)           $         (0.03)          $       (0.22)
                                    ================          ==============            ===============           =============

Weighted average number of common
    shares outstanding - basic       $    14,616,952         $    14,611,101            $    14,881,421           $  13,741,266
                                    ================         ===============            ===============           =============

Weighted average number of common
    shares outstanding - diluted     $    15,210,102         $    14,611,101            $    14,881,421           $  13,741,266
                                    ================         ===============            ===============           =============

(1) Unaudited

                           INTERACTIVE OBJECTS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
             For the Nine Months Ended September 30, 1999 and 1998

                                                             Sept. 30, 1999 (1)      Sept. 30, 1998 (1)
Cash Flows From Operating Activities
        Net (loss)                                            $   (516,005)          $  (3,040,978)
        Adjustment to reconcile net (loss) to net cash
           flows from operating activities
        Depreciation                                                74,683                  39,762
        Issuance of stock and stock purchase warrants
           In exchange for services                                                      1,084,840
        Changes in Operating Assets and Liabilities
           Accounts receivable                                    (218,698)               (166,853)
           Prepaid expenses and other                               41,047                (148,483)
           Accounts payable                                        108,969                 205,419
           Accrued expenses                                       (229,250)                 75,042
           Unearned revenue                                          5,184
                                                             -------------            ------------

           Cash Flows from Operating Activities                   (734,070)             (1,951,251)

Cash Flows From Investing Activities
        Purchase of equipment                                     (127,365)               (196,272)
        Capitalized software costs                                                         (35,000)
                                                             -------------            ------------

           Cash Flow from Investing Activities                    (127,365)               (231,272)

Cash Flows From Financing Activities
        Issuance of stock                                                                6,136,040
        Redemption of stock                                       (475,000)
        Distributions                                                                      (46,028)
        Payments on notes payable                                  (32,666)                (40,649)
                                                             -------------            ------------

           Cash Flows from Financing Activities                   (507,666)              6,049,363
                                                             -------------            ------------

           Net increase (decrease) in cash                      (1,369,101)              3,866,840

Cash, beginning of period                                        3,346,535                 214,967
                                                             -------------            ------------

Cash, end of period                                          $   1,977,434            $  4,081,807
                                                             =============            ============

(1) Unaudited

                           INTERACTIVE OBJECTS, INC.
              Notes to Unaudited Consolidated Financial Statements


Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of Interactive Objects, Inc. ("Interactive Objects") and its wholly-owned subsidiary Avatar Interactive, Inc. ("Avatar"). Effective March 31, 1999, Interactive Objects acquired all of the equity interests of Avatar in exchange for 858,025 shares of Interactive Objects common stock. These consolidated financial statements have been prepared under the pooling of interests method of accounting and reflect the combined financial position and operating results of Interactive Objects and Avatar as of and for the three month and nine month periods ended September 30, 1999 and 1998. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.

Note 2. Per Share Information

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("FAS 128") which is effective for interim and annual financial statements for periods ending after December 15, 1997. Under FAS 128, basic and diluted earnings per share are to be presented. Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Employee stock options outstanding have been reflected as exercised for the purposes of computing diluted earnings per share at September 30, 1999, and this computation resulted in 593,150 additional shares of common stock outstanding. Employee stock options outstanding at September 30, 1998, have not been reflected as exercised since the exercise of such options would be antidilutive. Also, stock purchase warrants outstanding (at September 30, 1999 or 1998) have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such warrants would be antidilutive.

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

     From June 30, 1999 to September 30, 1999, the Company's revenues were derived from its Information Appliance division and its software consulting division, Avatar Interactive. To date, the Company has provided consulting services to predominately Fortune 1000 companies, including SAFECO, Microsoft, Airborne Express, Paccar, Pinnacle, CourtLink, Eddie Bauer and Port Townsend Paper. The Company's Information Appliances division focuses on emerging technology and strategic partnering with hardware, software and platform providers to deliver to consumers the tools they want to work, play, and function more efficiently. The development of the Microsoft Mobile Audio Player, the first digital audio player software for the Microsoft Windows CE operating system, is a direct product of this division's talent and focus. In addition, the Company completed an ongoing contract with Microsoft for the continuing development of streaming technology for the Windows CE operating system. With support for Windows Media Technologies, the Windows Media Audio (WMA) codec, as well as MP3, the Information Appliances division is positioned on the cutting edge of digital audio software technology. The Company anticipates that it will devote further resources to product development for the Information Appliances division in the remainder of fiscal 1999. All costs incurred in the research and development of products and enhancements to existing products have been expensed as incurred.

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

Results of Operation--Three Month and Nine Month Periods Ended September 30,
1999

     Revenues. Revenues for the three-month periods ended September 30, 1998 and 1999 decreased by 1.8% from $899,860 to $883,175, respectively. Revenues for the nine-month periods ended September 30, 1998 and 1999 decreased by 1.7% from $2,716,453 to $2,669,101, respectively. During the three-month and nine-month periods ended September 30, 1999, the Company's revenue was generated by its Information Appliances division and its consulting service group, Avatar Interactive. The decrease in gross revenue during the three-month and nine-month periods is attributable primarily to a decrease in consulting services.

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs including salaries, taxes and benefits and other direct costs related to project performance, such as project specific independent contractor fees, labor costs, supplies and specific project related expenditures. The Company's labor and benefits expenses for the three-month periods ended September 30, 1998 and 1999 decreased by 51.3% from $1,198,679 to $583,789, respectively. During the nine-month periods ended September 30, 1998 and 1999, the labor and benefits expenses decreased by 27.9% from $3,145,567 to $2,268,530, respectively. The decrease in labor and benefits expenses from the third quarter and first nine months of 1999 compared to the same periods in 1998 was directly attributable to the decrease in consulting services and contract labor for those services.

     At September 30, 1999, the Company had twelve employees in software consulting services and product development, three employees in sales and marketing, and four employees in general and administrative. In addition, the Company hires independent contractors to service project demand for the Company's consulting services on a project by project basis, and expects to continue to staff projects with both Company employees and independent contractors. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month periods ended September 30, 1998 and 1999 decreased by 83.2% from $1,465,641 to $246,218, respectively. During the nine-month periods ended September 30, 1998 and 1999, the selling, general and administrative expenses decreased by 63.5% from $2,695,377 to $983,944, respectively. In each period, these expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. Overall, selling, general and administrative expenses as a percentage of gross revenue were 27.9% for the three-month period ended September 30, 1999 as compared to 162.9% for the same period in 1998. Selling, general and administrative expenses as a percentage of gross revenue were 36.9% for the nine-month period ended September 30,

1999 as compared to 99.2% for the same period in 1998. Selling, general and administrative expenses decreased due to decreased staffing, investment in infrastructure and associated expenses. The Company believes that its selling, general and administrative expenses will increase in dollar amount for the remainder of fiscal 1999 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations and as a result of an increase in expenses associated with being an Exchange Act reporting company.

     Interest Income. Interest income for the three-month periods ended September 30, 1998 and 1999 decreased by 65.1% from $61,446 to $21,463, respectively. This decrease was primarily due to lower available cash balances due to the use of funds for working capital purposes. Interest income for the nine-month periods ended September 30, 1998 and 1999 decreased by 19.3% from $83,513 to $67,368, respectively. This decrease was primarily due to lower available balances from the proceeds from the Company's financing in May 1998.

     Net Loss/Income. The Company recognized net income for the three-month period ended September 30, 1999 of $74,631 compared to a net loss of $1,703,014 for the same period in 1998. The Company recognized a net loss of $516,005 for the nine-month period ended September 30, 1999 compared to a net loss of $3,040,978 for the same period in 1998. Net income as a percentage of gross revenue was 8.5% for the three-month period ended September 30, 1999 as compared to a net loss as a percentage of revenue of 189.3% for the same period in 1998. Net loss as a percentage of gross revenue was 19.3% for the nine-month period ended September 30, 1999 as compared with a net loss as a percentage of gross revenue of 111.9% for the same period in 1998. The change for both comparable periods is due primarily to decreased labor and benefits costs and general and administrative costs.

Liquidity and Capital Resources

     At September 30, 1999, the Company had working capital of $2,044,690 compared with working capital of $3,044,527 at December 31, 1998. At September 30, 1999, the Company had cash and cash equivalents of $2,429,537.

     During the first nine months of 1999, total cash used in operating activities was $734,070, which was principally due to the Company's net loss for the period partially offset by depreciation and accounts payable. During the first nine months of 1998, total cash used in operating activities was $1,951,251, which was primarily due to the Company's net loss for the period partially offset by the issuance of stock and stock purchase warrants in exchange for services. During the first nine months of 1999, investing activities used net cash of $127,365 for purchases of equipment. During the first nine months of 1998, investing activities used net cash of $231,272 for purchases of equipment and capitalization of software costs. During the first nine months of 1999, total cash used in financing activities was $507,666 which represents redemption of stock and payments on notes payable. During the first nine months of 1998, financing activities provided cash of $6,049,363 primarily from the issuance of common stock offset by distributions and payments on notes payable.

  Based on the Company's current proposed plans and assumptions relating to product releases and sales, the Company anticipates that it will not require additional capital financing through the second quarter of 2000. If the Company's plans change or its assumptions prove to be inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional financing. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

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

PART II--OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has been served with a complaint filed by Jay Paulson in King County Superior Court in the State of Washington on November 18, 1998 (case no. 98-2-27751-1SEA) for declaratory and injunctive relief and unspecified damages in connection with a requested transfer of restricted securities held by Mr.
Paulson.   On November 9, 1999, Mr. Paulson filed a motion for voluntary dismissal of this lawsuit.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit No.                           Description
-----------  -------------------------------------------------------------------
10.2         Lease between Interactive Objects, Inc. and Sterling Realty
             Organization Co., effective November 1, 1999.

27.1         Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERACTIVE OBJECTS, INC.


Dated:  November 11, 1999              By: /s/ Steven G. Wollach
                                          -----------------------------------
                                           Steven G. Wollach
                                           President, Chief Executive Officer,
                                           Chief Financial Officer and Treasurer
                                           (Principal Executive, Financial
                                           and Accounting Officer)