Form 10KSB
period 1999-12-31
INTERACTIVE OBJECTS INC
filed 2000-03-30
CIK 1060228

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

      For the transition period from _____________ to ___________________

        Commission file number _______________________________________

                           Interactive Objects, Inc.
                           --------------------------
                 (Name of Small Business Issuer in Its Charter)

                 State of Washington                                           87-0434226
                 -------------------                                           ----------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

           12600 SE 38th Street, Suite 150, Bellevue, Washington      98006
           -----------------------------------------------------      -----
                (Address of principal executive offices)           (Zip Code)

                                 (425) 653-5505
                                 --------------
                           Issuer's telephone number

         Securities registered under Section 12(b) of the Exchange Act:

     None.

         Securities registered under Section 12(g) of the Exchange Act:

    Title of each class              Name of each exchange on which registered
    -------------------              -----------------------------------------
Common Stock, $.01 par value                 Nasdaq OTC Bulletin Board

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for its most recent fiscal year were $3,202,367.

As of December 31, 1999, there were 14,616,952 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by non-affiliates (13,589,559 shares) was approximately $16,558,877 based on the average of the bid ($1.187) and ask ($1.25) prices on that date of $1.2185.

Transitional Small Business Disclosure Format (check one): [ ] Yes [x] No

                                     PART I
                                    BUSINESS

Item 1.  Description of Business

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

The Company

     The Company's business is focused on facilitating the rapid development and delivery of quality solutions in the Internet and distributed PC environments through its products and consulting services. The Company's Information Appliances division produces software products specifically designed for embedded platforms, and the Business Objects division focuses on the Company's historically object-oriented component products. The Consulting Division provides consulting services to Fortune 1000 companies creating sophisticated business solutions involving the intranet, extranet and Internet development environments.

     The Company was formed in 1995 as a Washington corporation under the name Neoteric Media, Inc. d/b/a Interactive Objects ("Neoteric Media"). Since 1995, the Company has grown primarily through two acquisitions. In August 1997, pursuant to the terms of an acquisition agreement with Asia Pacific Chemical Engineering Corp., a publicly-held Utah corporation with nominal assets and liabilities ("APCEC"), Neoteric Media entered into a business combination with APCEC (the "Neoteric Acquisition"). In the Neoteric Acquisition, the shareholders of Neoteric Media exchanged their stock for a majority of the then-outstanding common stock of APCEC and Neoteric Media became a wholly-owned subsidiary of APCEC (which changed its name to Interactive Objects, Inc.). Effective March 31, 1999, the Company acquired Avatar Interactive, Inc., a Washington corporation ("Avatar"). The acquisition of Avatar was effected by means of a forward merger of a newly formed Washington corporation and wholly-owned subsidiary of the Company with and into Avatar, pursuant to the terms of an Agreement and Plan of Merger dated March 31, 1999. Following the merger, Avatar became a wholly-owned subsidiary of the Company.

Information Appliances Division

     The Company's Information Appliances division develops software that provides consumers with the tools they want to work, play, and function more efficiently in today's modern environment. The focus of the Information Appliances division is on developing applications specifically designed for embedded platforms including devices such as portable palm-sized PCs.

     Mobile Audio Player

     With the creation of the Information Appliances division, the Company's engineering focus has expanded to the embedded systems platform. The Company recently announced its new product, the Mobile Audio Player, a digital music player for Windows CE, which contains the embedded systems platform. Mobile Audio Player software was developed by the Company for Microsoft in March 1999, and is the first stereo playback software for the Palm-size PC market in the digital music industry. The Company sold the rights to its Multimedia Player Technology, which includes the Mobile Audio Player, to Microsoft in March 1999.

     The Company integrated Windows Media Audio ("WMA") into the Mobile Audio Player. With almost twice the compression of MP3 and half the file size, the Mobile Audio Player's support of WMA effectively doubles the storage capacity for music files on devices running Windows CE while simultaneously increasing the device's multi-tasking abilities.

     In addition to codec support for MP3 and WMA, the Mobile Audio Player was also developed to support content protection technology. Digital Rights Management technology enables encryption of copyrighted audio files to ensure authenticity of the audio files as well as the legal right to use these files. By incorporating this new technology into the Mobile Audio Player, the Company is actively engaged in the fight against digital music piracy. Taking advantage of advances in Microsoft Windows CE, the Mobile Audio Player has a vivid color "skin" interface. Skins, interchangeable color interface designs, provide the end-user with player customization currently available only on the desktop PC.

     Future Development Technologies

     Embedded systems can be found in the appliances consumers use every day: cellular phones, car stereos, VCRs, televisions, refrigerators, elevators, and answering machines. The Information Appliances division intends to make a strong contribution to the future of embedded system devices by focusing development efforts on making the devices consumers use in their lives better and smarter, and by enhancing their usefulness with improved functionality.

Business Objects Division

     Historically, the Company's products have been designed for use primarily on the Microsoft suite of visual programming languages including Visual Basic(R), Visual C++(R) and Visual FoxPro(R) and have been marketed to corporate and professional developers for use in a variety of environments, including multi-tier client-server, intranet, extranet and Internet environments. The Company's original products are reusable, modular software components designed to work across multiple operating platforms. As a result, corporate and professional developers are able to focus on the core functionality of the applications they are developing -- designing and constructing their applications more efficiently. The Company released two components in the first quarter of 1998, and released a suite of four additional components in October 1998.

     Visual Gateway Interface ("VGI"), the Company's first product released in the first quarter of 1998 is a fully integrated, object-oriented Microsoft-based development tool. VGI allows developers to create server-independent, Web-based applications able to run on any NT Web server, without having to learn a new scripting language. VGI was created to solve a problem Web programmers consistently encounter: the fact that different gateways and Web servers support different scripting languages and/or protocol specifications. As a result, visual programmers were required to learn and use multiple tool sets to create separate versions of the same application for deployment across the different servers. VGI provides a familiar, standards-based interface that visual programmers can use to create a single version of a Web application that runs on all popular Web servers without needing to learn and use the Web server specific scripting language (e.g., VBScript, JavaScript, Perl, etc.). This tool allows visual programmers to concentrate on the development and enhancement of the Web application itself rather than on the protocols necessary to run them. By simplifying the method for integrating standard Web protocols into the developer's native visual application environment, VGI provides an easy-to-use framework for creating and porting visual applications to the Web. Sales of VGI, to date, have been insignificant.

     The Visual Mail Interface ("VMI") product suite is a series of four reusable, object-oriented components that give developers the ability to create and implement a variety of electronic mail applications without having to learn specific e-mail protocols. Interactive Objects released VMI in October 1998. Componentized and reusable, VMI allows for the easy assimilation of e-mail capabilities into existing or new applications from either the client or server side. From requisition and form routing, to automatic response mechanisms, VMI lets developers quickly and easily add innovative e-mail functionality to their applications. Designed for COM-compliant development environments including Visual Basic(R), Visual C++(R), Visual J++(R) and Delphi(R), VMI supports the leading Internet and communication protocols: POP3, SMTP, MIME and Uuencode. The Company markets VMI both as a suite and as individual components. Sales of VMI, to date, have been insignificant.

Consulting Division

     With the acquisition of Avatar in March 1999, the Company expanded its range of consulting services. Avatar, which became the consulting arm of Interactive Objects, works from a client-centric business model encompassing the complete software design, development, training and test cycle. Avatar is a Microsoft Certified Solutions Provider with an established pool of talented engineers skilled in Microsoft technologies. The Company intends to use the combination of Avatar's training services, software development, testing lab and IT consulting division to offer clients a full range of development services.

     The Company has historically derived substantially all of its revenue from its consulting services group. In 1999 and 1998, Interactive Objects sold computer consulting services and electronic computer related-devices it developed. Revenue from three international companies (Microsoft, SAFECO, and Labor Ready) accounted for almost all of the total revenue during each of the last two years. These contracts provided Interactive Objects valuable insight into the technology problems confronting medium and large companies. With the acquisition of Avatar, the Company believes that its consulting services division is able to create sophisticated software business solutions involving intranet, extranet and Internet development environments. In addition to providing business solutions to enterprise companies, the Company's consultants will be able to provide valuable intellectual property research and development information for creation of new and innovative products.

     Specializing in Internet-based technologies and protocols, the Company targets primarily large enterprise-caliber companies. Through its object-oriented, standards-based architectures, the Company can provide sophisticated solutions and interfaces connecting enterprise corporations to relevant communities of interest, their distributors, sales force, employees, clients and business partners. The Company believes that, with a thorough understanding of re-useable, modular application architecture, the Company's consultants can deliver enterprise business solutions that bridge the gap between legacy information and today's cutting-edge Web technology. Emphasizing collaboration, coordination and communication, the Company intends to be a premium service provider of complex business solutions to predominately Fortune 1000 companies. The Company is currently dependent upon a few major customers, including Microsoft Corporation, SAFECO Insurance Companies of America, Eddie Bauer Inc., Airborne Express, Paccar, Inc., Pinnacle, CourtLink, Port Townsend Paper Corporation, and Labor Ready, Inc. See "Item 1. Description of Business - Risk Factors."

     Because Internet development expertise is in demand, many companies do not have the resources in-house to tackle particularly challenging applications. In these cases, the Company intends to use its consultants to provide the technical guidance on a project basis and solve the complex problems presented to them. By working directly with the clients, the Company's consultants are able to see first-hand the problems confronting corporate IS departments. The Company believes that it creates a competitive advantage by developing the tools to solve those problems. The customized tools created by the Company's consultants to solve a particular problem today may serve to inspire or enhance the Company's future products. See "Item 1. Description of Business - Risk Factors."

     The Company believes knowledge, technical skill and education play an important role on a return of corporate investments. The Company's software training services and experienced technical staff deliver leading-edge training on Microsoft technologies that benefit the IT workforce and create a rewarding learning environment for every student. The Company's most recently completed consulting contract included 120 hours of Visual Basic 6.0 advanced training on developer tools such as Active Server Pages, COM/DCOM, Visual InterDev and enterprise development using Visual Basic for SAFECO in April 1999. The Company's Consulting division, Avatar, successfully trained seven employees from SAFECO's Information Services Department. The Company also has a long-term consulting contract with Microsoft to develop Internet solutions for the Desktop Finance Division. Under the terms of the contract, Avatar will provide project management, design, planning, implementation, testing and support services for an unnamed commercial Internet product within the Desktop Finance Division at Microsoft. In addition, Avatar has an ongoing testing contract with Microsoft and continues working on smaller projects for SAFECO. The Company has a new consulting agreement to provide instructor-led training on Microsoft technologies for the nation's leading provider of temporary manual labor to the light industrial and small business markets. This new consulting engagement provides 160 hours of instructor-led training on the Microsoft Windows NT and Windows 95 operating systems to 15 corporate MIS Department employees. Avatar will hold training sessions at the new client's headquarters, allowing the employees in training to focus on their specific business needs and to trouble shoot in a real-world environment. See "Item 1. Description of Business - Risk Factors."

     The Company is cognizant of the competitive nature in the professional IS services arena. In an effort to provide the highest level of flexibility and responsiveness to its clients and to limit the growth of its employee base, the Company assembles teams of independent programmers for each project based on the individual requirements of that project. Utilizing this business model, the Company can limit the risks inherent in assembling large teams of low-level programmers while maintaining management of the project and the ability to provide the highest level of service. See "Item 1. Description of Business - Risk Factors."

     The Company believes that its consulting services provide many opportunities and benefits to the Company, including:

  . Market Research--By working directly with large corporations, the Company gains timely insight into the needs of the information services market. The Company analyzes and utilizes this market research information to identify opportunities for the development of new components. The Company believes that consulting projects will not only enable the Company to further develop its core expertise while keeping apprised of the needs of the market, but will also foster a competitive advantage for the Company since this market research is not an added expense. See "Item 1. Description of Business - Risk Factors."

  . Development--The customized tools created to solve business problems on consulting engagements can be further developed to inspire or enhance products to be developed by the Company. See "Item 1. Description of Business - Risk Factors."

  . Product Exposure--The solutions implemented to business problems encountered on a particular consulting engagement may require the use of the Company's existing products, resulting in increased awareness and exposure of the Company, its products, and personnel.. See "Item 1. Description of Business - Risk Factors."

The Interactive Objects Strategy

     The Company's objective is to leverage the collective intellectual property and talent of multiple organizations to generate research, consulting, and licensing revenue. The Company's direction is to target strategic partners, develop intellectual property, be involved in complimentary merger and acquisitions, and to implement a communications infrastructure to support multiple member organizations' requirements for information exchange and group collaboration. The Company intends to achieve these objectives by leveraging the intellectual properties resulting from strategic mergers and acquisitions, consulting relationships and software development. The Company intends to develop a pool of valuable intellectual property to be shared among all its divisions.

Sales, Distribution and Support

     The Company distributes its VGI and VMI products through Digital River, Inc. and its network of over 500 reseller sites. The Company also has a distribution relationship with Developer.com and Developer Direct, on-line distribution channels that target professional software developers. The Company intends to increase awareness of its products, to provide customer and technical support and to encourage dialogue regarding its products by maintaining a World Wide Web site: http://www.iobjects.com. The Company's current sales and support strategy for its software components relies almost exclusively on the Internet and electronic software distribution. This marketing strategy enables the Company to eliminate most of the manufacturing, distribution and inventory costs traditionally associated with selling software. See "Item 1. Description of Business - Risk Factors."

Marketing

     The Company's marketing activities focus on two objectives: raising awareness of the Company's development efforts and products, while providing current and accurate information about the consulting services and corporate focus. The Company intends to establish an easily recognized brand image and an easy-to-navigate, fast and efficient website to provide its partners, clients, customers and investors with accurate information. The Company's website provides cost-effective publicity of the Company and products while advertising the services and investment opportunity. The website also provides the public with accurate, timely, and compelling information about the Company by highlighting its latest press releases, consulting activities, investor relations information and extensive developments relating to past, current and future engineering efforts.

     Media and analyst relations will remain a core component to the Company's promotional campaign. The Company believes that press coverage of the Company is a cost-efficient way to increase visibility and establish credibility. The Company has already received positive coverage in Web Techniques, The Seattle Times, The Seattle Post-Intelligencer, Washington CEO magazine, Puget Sound Business Journal, Business Week, and CNET's electronic magazine AnchorDesk. The Company intends to continue to invest in this channel through press/analyst tours with the objective of generating further interest and visibility in industry, general business and regional publications.

Acquisitions

     The software industry has experienced and is expected to continue to experience a significant amount of consolidation. While the Company expects that it will grow internally, the Company continually evaluates potential acquisitions of complementary businesses, products and technologies, that among other things, could expand the breadth and depths of its products and organization. See "Item 1. Description of Business - Risk Factors."

Competition

     The market for IT consulting and contract development/software system design services and training is extremely competitive. The principal competitive factors in this market are thoroughness and ingenuity of solution proposed, responsiveness to client proposal requests, reputation and price. Many of the Company's competitors in the consulting arena have substantially greater financial, management, marketing and technical resources than the Company. See "Item 1. Description of Business - Risk Factors."

     The market for the Company's products is intensely competitive, subject to rapid change, and can be significantly affected by new product introductions and related marketing activities of industry participants. The Company's products are targeted at the successful and emerging embedded systems market and, to a lesser degree, the reusable component market. Development in the embedded systems markets are not currently dominated by any single company. See "Item 1. Description of Business - Risk Factors."

     Direct and indirect competitors in the embedded systems market include, but are not limited to: Audible, BSQUARE Corporation, Sierra Imaging, Ilium Software, Ruksun, and XAudio. Direct competitors of the Company's reusable software components include Progress Software Corporation (Crescent division) and Sheridan Software Systems, Inc., both of which produce components targeted directly at visual developers and were early leaders in the visual component market.

     The Company believes the principal competitive factors in these markets to be: product quality, flexibility, performance, functionality and product features, company reputation and price. While price is less significant than other factors for corporate customers, price can be a significant factor for individual developers.

     Many of these direct and indirect competitors have longer operating histories, more resources (financial, technical, and marketing), greater name recognition and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products than the Company. The Company believes that its product positioning and its dedication to high quality, reliable products will enable it to gain competitive advantage in the market. In addition, the Company's business objects are designed to interact smoothly with established software systems.

     The Company also faces competition from systems integrators and internal development efforts. Some systems integrators possess industry-specific expertise that may enable them to offer a single vendor solution where they already have a reputation among potential customers. It is also possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share. The Company also expects that competition will increase as a result of software industry consolidation. Increased competition may result in price reductions, reduced gross margins and loss of market share, any of which could materially and adversely affect the Company's business, operating results and financial condition. See "Item 1. Description of Business- Risk Factors."

Research and Development

     The Company's consultants also serve as part of its research and development arm identifying and defining new and innovative products that may ultimately be sold. The Company did not incur any material research and development expenses in the past 2 fiscal years.

Year 2000 Compliance

     Many companies are currently expending significant resources in order to address the "Year 2000" issue. Addressing the Year 2000 issue often involves the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company or engaged the Company for consulting. Any reductions in revenues to the Company resulting from other companies' focus on the Year 2000 issue could have a materially adverse effect on the Company's business, results of operations and financial condition.

     The Company is evaluating its third-party distribution and supply chain to understand their ability to continue providing services and products through the change to the year 2000. The Company is monitoring and working directly with key vendors, product manufacturers, distributors and direct resellers to avoid any business interruptions in the year 2000.

     The Company has commenced a review of its internal IT and non-IT systems. The objective of the review is to address necessary code changes, testing and implementation with the objective of taking corrective action based on the results of such review. The Company could be materially and adversely affected by costs or complications relating to code changes, testing and implementation of its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company interacts.

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

     The forward looking statements referenced above are subject to a number of risks and uncertainties, including the abilities of customers, vendors and other third parties to solve timely their Year 2000 issues issues in a timely manner, the accuracy of Year 2000 testing methods, and that remediation of Year 2000 issues will be correctly implemented. The Company does not have a contingency plan to address unexpected Year 2000 issues.

Intellectual Property and Other Proprietary Rights

     The Company relies primarily on a combination of copyright, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. The Company seeks to protect its software, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company believes its current intellectual property rights are sufficient to carry on its business as currently conducted. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. See "Item 1. Description of Business - Risk Factors."

     The Company is not aware that it is infringing on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that software product developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition would be materially and adversely affected.

Employees

     As of December 31, 1999, the Company and its subsidiary Avatar had a total of 15 employees, all of whom were based in the Bellevue, Washington area. The Company's future success depends, in part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Item 1. Description of Business - Risk Factors."

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

We have a limited operating history and have not had profitable operations.

     Our company was founded in 1995. Because of our limited history, there is little information that investors can use to analyze our financial results relating to our business.

     Since incorporation, on an annual basis we have not been profitable. We lost $761,091 for the year ended December 31, 1999. We lost $3,952,777 for the year ended December 31, 1998. We cannot assure you that we will ever operate profitably.

     Our ability to make a profit, if at all, is dependent upon:

   . the success of our Information Appliances division to develop software applications that address the needs of the modern consumer;
   . our ability to successfully grow and expand our consulting division; and . the successful acquisition of companies with compelling intellectual properties and an established, talented and skilled team of employees.

     We believe we can fund our operations without additional capital through the second quarter of 2000. If we decide to seek additional capital by issuing additional shares of our stock, the number of shares we issue will dilute our stockholders' holdings. We cannot be certain that we will be able to obtain such capital on acceptable terms, if at all.

We have a concentration of a few customers and limited marketing experience with our consulting services.

     Our primary consulting clients have been Fortune 1000 companies including:
Microsoft Corporation, SAFECO Insurance Companies of America, Eddie Bauer Inc., Airborne Express, Paccar, Inc., Pinnacle, CourtLink, Port Townsend Paper Corporation, and Labor Ready, Inc. Nearly all of our revenues for the first nine months of 1998 was from our work from consulting services for one client. In 1999, our revenues were primarily from product development and consulting services. We cannot assure you that we will be able to market our consulting services successfully to Fortune 1000 companies in the future. If we are unsuccessful in marketing our consulting services, it could have a serious adverse effect on our financial condition and business.

Our new products may not be introduced into the market successfully.

     We cannot assure you that sales of our current or future products will meet our expectations. For example:

  . we may introduce products later to market than expected or later to market than our competitors introduce their products; or
  .  competitors may introduce competitive products at lower prices.

     When we make announcements about our expected new products and product updates, we are not promising that the new products and product updates will be shipped on time, as expected. These announcements are made to provide customers with a general idea of the expected availability of our products for planning purposes. Further, we could experience delays in our expected product availability because:

  . a third party may fail to enhance their products or delay enhancement of their products and our products are based on technology from third parties; or
  .  key employees may leave Interactive Objects.

     You should not consider our announcements as a factor to predict our profitability for any specific future period. If we delay shipment of our products or product enhancements, it may have an adverse impact on our financial condition. Without new products and product enhancements, our products may become technologically outdated. As a result, our business could be adversely affected. We cannot assure you that our future product development efforts will be successful.

The embedded platform market in which we compete is evolving and our success depends in part on the success of this market.

     The success of our new Information Appliances division depends on the success of the embedded software market and on the continued market acceptance of the incorporation of multimedia applications into embedded system technologies. We believe that the currently successful embedded system software application market is expanding. We cannot assure you that the embedded systems market will continue to gain further acceptance in the future.

     The market for embedded platform applications is successful and continues to evolve. It is difficult to assess or predict with any assurance the size or growth rate, if any, of this market. We cannot assure you that the embedded system market will continue to develop, or that our products will be successful in this market. Our business, operating results and financial condition could be adversely affected if any of the following occur:

  . the markets do not remain successful or do not continue to develop; . the markets develop more slowly than we expect;
  . the markets attract new competitors; or . our products do not achieve market acceptance.

Even if our products gain broader market acceptance, our competitors have many advantages over us and there are no assurances that we can be successful in this competitive market.

     The market for embedded system software applications is increasingly competitive and subject to rapid change. Further, the market can be significantly affected by the introduction of new products and other activities of companies in this market. Our competitors offer a variety of products and services to address the needs of the market in which we sell our products. We believe that the principal competitive factors in this market are:

  .  product quality,
  .  flexibility,
  .  performance,
  .  functionality and product features,
  .  company reputation, and
  .  price.

     Direct and indirect competitors in the embedded systems market include Audible, BSQUARE Corporation, Sierra Imaging, Ilium Software, Ruksun, and XAudio. We expect to face competition in the future from these and other companies. Some of these competitors and future competitors have an advantage over us because they:

  . have significantly greater financial, technical, and other resources, . have greater name recognition, and . have well-established relationships with our potential customers.

     As a result, our current and future competitors may be able to devote greater resources to the development of their products than we can. We cannot assure you that we will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon our business, operating results and financial condition.

     We also face competition from other software vendors, many of whom may already have a reputation among potential customers for offering software solutions for embedded platforms. There can be no assurance that these third parties, most of whom have significantly greater resources than we do, will not develop competitive software solutions in the future. It is also possible that new competitors or alliances among competitors will emerge and rapidly acquire significant market share.

The market for our consulting and training services is extremely competitive.

     The market for IT consulting and contract development/software system design services and training services is extremely competitive. Companies are judged in this market on thoroughness and ingenuity of solutions proposed, responsiveness to client proposal requests, reputation and price. Many of our competitors in the consulting arena have substantially greater financial, management, marketing and technical resources than we do. We cannot assure you that we will be able to compete successfully against our competitors. Failure to compete successfully would have a materially adverse affect upon our business, operating results and financial condition.

Our consulting business depends on Microsoft's products and standards.

     Our consulting services are dependent upon the continued success of Microsoft's products and standards. As a Microsoft Certified Solution Provider, our engineers create solutions that rely on Microsoft products and standards.

     Because we depend heavily on Microsoft, our consulting services could be adversely affected if Microsoft:

  . changes its programming languages, programming standards, or product family,
  . withholds information regarding such changes or other changes to its Windows(R) or Windows NT(R) operating systems,
  . changes the manner in which it markets its development languages, products or standards, or
  .  does not provide us with pre-release information about such changes.

     Such impacts could result in the retraining of our consulting staff, and we may be required to expend significant resources to modify our consulting priorities and direction.

We currently have limited distribution of our products and will continue to sell our products via our web site and through our existing online distribution channels.

     Future revenues from product sales are substantially dependent upon our success as an Independent Software Vendor developing embedded system applications for corporations seeking software development expertise. To a much lesser degree, we also expect to receive insignificant revenues from the sale of our existing component products through our web site and online distribution channels via electronic software distribution. Through December 31, 1999, sales of our products via our web site have been limited and have generated insignificant revenues. We believe that the use of the Internet for software sales and distribution will continue to grow. As we refocus our energy toward strengthening our position as an Independent Software Vendor, we hope to take advantage of the significant savings in overhead we will realize by reducing our internal sales, marketing and advertising budget. We cannot assure you that we will be successful in attracting such Independent Software Vendor contracts or in the sale of our products online. Failure to accomplish any of these tasks could materially and adversely affect our financial condition and results of operation.

Future operating results are uncertain and we expect to see fluctuations in our quarterly operating results.

     We cannot accurately forecast our revenues because of our limited operating history and the evolving nature of the markets in which we compete, both in consulting and software development. Our revenues from consulting fluctuate as the consulting contracts are started, renewed, completed or terminated. The revenue we will receive from future product sales is also difficult to forecast because we have not generated significant revenue from our individual software component sales. Future sales of software will rely on the successful completion of Independent Software Vendor contracts with large corporations for the development of embedded system applications. Revenues generated from successfully completed Independent Software Vendor contracts depend on a number of factors including our ability to win development contracts and our ability to develop compelling software applications in a given time frame and with acceptable functionality and performance.

     We may experience significant fluctuations in our quarterly operating results due to many factors which are outside our control, including the following:

  . timing of consulting engagements and payment terms, . demand for our services,
  . level of competition in the industry, . budget cycles of our customers, . timing of new product introductions and product enhancements, . mix of products and services sold, . activities of and acquisitions by competitors, . analysts' reports about the Company, its components and application framework technology,
  .  hiring new employees,
  . our ability to develop and market new products and control costs, and . general economic conditions and economic conditions specific to the
     Internet, on-line commerce and the software component industry.

We depend on application development contracts for product and marketing research.

     Our development strategy depends in part on our continued ability to acquire development, research and marketing skills from our ongoing consulting and development contracts, in order to develop future marketable products. We generally negotiate our consulting agreements to enable us to retain intellectual property rights to portions of the software being developed, while the client retains rights to the entire program developed. To be successful in growing our consulting business, we must be able to negotiate consulting agreements which allow us to retain rights to portions of the developed software. If we are unsuccessful in achieving desirable consulting situations, we may be required to expend significant amounts of resources, or contract with third-parties, to perform research and development for new product offerings. This could materially and adversely affect our financial condition and results of operation. While we utilize our consulting services for marketing research, the needs of our consulting customers may not be representative of the needs of the professional software developer community in general. There can be no assurances that we will be successful in obtaining sufficient information through our consulting services to be able to develop software applications that are desirable to independent hardware vendors.

To successfully compete in the software development industry, we must continue to develop new products and continue to train our engineers in the latest technologies.

     Our existing technology and systems can become obsolete because:

  . the embedded system market is rapidly evolving and we might not be able to keep up with the changes,
  . new products and services with new technology are introduced to the market, and
  . new industry standards may be developed which are different than the standards upon which our products are based.

     To successfully compete, we plan to:

  .  develop or license state-of-the-art technologies;
  .  enhance our existing services;
  . develop or acquire new services and technologies that address the increasingly sophisticated needs of our prospective customers; and
  . respond to technological changes and emerging industry standards and practices on a cost-effective and timely basis.

     We cannot assure you that we will be successful in continuing to develop new products, securing consulting and development contracts, or responding to the technological advances of industry standards. We also cannot assure you that our new products will achieve market acceptance. If we are not successful (for technical, legal, financial or other reasons) in responding in a timely manner to changes in technology and customer preferences, significant delays in product development or introduction of new products would have a seriously negative affect on our business.

Our success depends in a large part on the continuing service of key personnel. Changes in management could have a negative impact on our business.

     The loss of service of one or more of our executive officers or key technical personnel could have a materially adverse affect on our business. To insure that we do not lose the services of these personnel, we have entered into employment contracts with some of our executive officers and key technical personnel. For more details on certain of these employment contracts, see "Item
10. Management - Executive Compensation - Employment Contracts."

     We are also looking to expand the management team by adding new executives who have the skills necessary to growing our business. As part of an overall restructuring of the company, effective October 27, 1998, Steve Wollach, our Chief Financial Officer, Treasurer and Director was appointed President. Effective April 23, 1999, Mr. Wollach was named Chief Executive Officer. The cost and management time we spend in expanding our management team and the resulting change in management structure could have materially adverse affect on our business, our product launches, and our business strategy.

We are controlled by a number of existing shareholders.

     A large percentage of our outstanding Common Stock (16.6% as of March 24, 2000, assuming full exercise of all stock options which are exercisable within 60 days of the date hereof), is owned by current directors and executive officers of Interactive Objects or our affiliates. If these shareholders were to vote together, they could significantly influence the outcome of items that are submitted to a vote of the shareholders, including the election of directors to our Board of Directors. For more information on the stock ownership of these current directors and executive officers, see "Item 11. Security Ownership of Certain Beneficial Owners and Management."

We may be sued for software defects or liability claims.

     Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. While to date we have not been sued because of our software products, we cannot guarantee that defects and errors will not be found in current versions, new versions or enhancements of our products. If this were to occur, we would suffer a loss of revenues, delay in market acceptance of our products, or unexpected re-programming costs. Any of these things would have a materially adverse affect on our business, operating results and financial condition.

     Our license agreements with our customers generally contain provisions that are intended to limit our exposure to product liability claims. But it is possible that our customers could still sue us. Any such lawsuit could have a materially adverse affect on our business, operating results, and financial condition.

We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary rights.

     Protection for our software, documentation and other written materials is limited. Trade secret, trademark and copyright laws provide only limited protection. Unauthorized persons may attempt to copy part of our products or to obtain and use information that we believe is proprietary. We cannot assure you that these laws will adequately protect our proprietary rights in the United States or abroad.

     We do not believe we are infringing on the proprietary rights of others. However, we cannot guarantee that third parties will not claim that we are infringing on their rights. In fact, we expect that software product developers will have more claims of infringement as the number of products and competitors in our industry grows and the software begins to overlap into other industry segments. If we were subject to an infringement claim, it would have a materially adverse impact on our business because it would:

  .  be time consuming to defend;
  .  result in costly litigation;
  .  divert our management's attention and resources;

  . cause our product shipments to be delayed; or . require that we enter into royalty or licensing agreements, which may not be available to us on favorable terms, if at all.

As part of our business strategy, we are looking at potential acquisitions to complement our products and consulting services but there are risks associated with such acquisitions.

     On March 31, 1999, we acquired Avatar Interactive, an IT consulting and software development company. We do not have any additional agreements or negotiations that are underway, but we intend to continue to review prospects for additional acquisitions of businesses, products or technologies. As we enter into additional acquisitions, there are certain risks, such as:

  .  potentially diluting our common stock;
  .  incurring debt; or
  . incurring contingent liabilities and/or amortization expenses related to goodwill and other intangible assets.

     Other risks include:

  . difficulties in assimilation of acquired operations, technologies and products;
  .  diversion of our management's attention to other business concerns;
  . risks of entering markets where we have no or limited prior experience; and . potential loss of key employees of acquired organizations.

     We cannot assure you that we will be successful in integrating any new businesses, products, technologies or personnel into our Company. Our failure to do so could have a materially adverse affect on our business.

It is possible that we may have Year 2000 problems.

     The Year 2000 problem is the potential for system and processing failures of date-related data and the result of computer-controlled systems using two digits rather than four digits to define the applicable year. For example, computer programs that have time-sensitive software may recognize a date using 00 as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations including, among other things, a temporary inability to process transactions, send invoices or engage in other normal business activities.

     We could be affected by the Year 2000 problem indirectly because companies that would normally buy our products or secure our consulting services may be spending their resources on correcting their existing Year 2000 problems.

     Our business could also be affected because the products of other companies, upon which we rely, could have complications with the Year 2000 problem. Our business could be materially and adversely affected by costs or complications relating to:

  .  code changes,
  .  testing and implementation for our own systems, or

  . similar issues faced by our distributors, suppliers, customers, vendors and the financial service organizations with which we interact.

     The Year 2000 issue could also affect our products. We have reviewed our current products and believe that they are Year 2000 compliant and that the Year 2000 issue will not materially impact us. But if our products are non-compliant or if there is a dispute with any customer regarding whether our products are compliant, our business, results of operations and financial condition could be materially and adversely affected.

     For more information about the Year 2000 issue, see "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation."

Our success depends on recruiting and retaining highly skilled technical and consulting personnel.

     We must be able to hire highly skilled software engineers, programmers and trainers, as employees and as independent contractors. If we are unsuccessful in hiring skilled independent contractors and subcontractors for our consulting services, we may be unable to complete our contracts in a timely manner and may be unable to bid for contracts which we cannot perform with our existing employees.

     The technological and creative skills of our employees are also factors which influence our success in securing key software development or consulting contracts. The competition for skilled technical employees is intense and we cannot assure you that we will be successful in retaining or recruiting such personnel. We must compete with companies that possess greater financial and other resources than we do, and that may be more attractive to potential employees and contractors. To be competitive, we may have to substantially increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The additional costs in retaining or attracting new personnel may have a materially adverse affect on our business, our product launches, and our operating results.

We do not plan to pay cash dividends.

     We intend to keep all of our earnings, if any, for use in our business and do not plan to pay cash dividends in the foreseeable future. Our Articles of Incorporation and Bylaws allow for dividends to be subject to the discretion of our Board of Directors and any terms and conditions imposed by law.

We have anti-takeover provisions in our Articles of Incorporation.

     Our Articles of Incorporation authorize the Board of Directors to issue up to ten million shares of preferred stock and to determine the rights and restrictions (including voting rights) of those shares without a vote or action of our shareholders. The shareholders of our Common Stock will be subject to the rights of holders of the preferred stock, if it is issued. If we issue preferred stock, the holders of such stock could delay or prevent a change in control of our company and it may adversely affect the voting rights of the holders of our Common Stock. We have no present plans to issue shares of preferred stock.

     We also have other provisions in our Articles of Incorporation and Bylaws that could make a merger, tender offer or proxy contest more difficult. One of these provisions is a staggered Board of Directors - our Board of Directors is divided into three classes and each class serves for three year terms. Because they are elected on staggered years, it is more difficult for a third party to attempt to take control of our Board of Directors by nominating a new slate of directors at one time.

If our Warrants and Options are exercised, the holders of our Common Stock will experience dilution of their shares.

     At December 31, 1999, there were approximately 953,401 shares of Common Stock reserved for issuance upon the exercise of Warrants at prices ranging from $1.41 to $7.00 per share. There is also an aggregate of 4,000,000 shares of Common Stock reserved for issuance upon exercise of options granted under our 1998 Stock Option Plan. We have granted a total of 3,219,500 options to purchase as of March 1, 2000 at a weighted average exercise price of approximately $1.31 per share.

     If any outstanding Warrants or options are exercised, holders of Common Stock will be diluted. Also, sales in the public market of the Common Stock underlying these Warrants or options may adversely affect prevailing market prices for our Common Stock and may adversely affect our ability to obtain additional equity financing.

Because we have a large number of shares eligible for future sale, we may experience price fluctuation if any significant amount are traded in the public market. These sales would also impair our ability to raise capital through the sale of our securities.

     As of March 24, 2000, there are 14,616,952 shares of Common Stock outstanding. There are 5,165,526 previously issued shares that are freely tradable without restriction or further registration.

     Other than the Shares being registered by our Form SB-2, we have not granted any registration rights with regard to any additional shares of Common Stock. All of the remaining shares of Common Stock outstanding are "restricted securities." Restricted securities are securities acquired by the Company, either directly or indirectly, in a transaction not associated with a public offering. These restricted securities will become eligible for sale on various dates.

     We cannot predict the affect, if any, that sales of shares of Common Stock or even the availability of such shares for sale will have on the market prices of our Common Stock prevailing from time to time. The possibility that restricted Common Stock may be sold in the public market at future dates may adversely affect the prevailing market price for the Common Stock and could impair our ability to raise capital through the sale of our equity securities.

We may experience extreme changes in our stock price.

     Like other emerging software and high technology companies, the market price of our Common Stock has been and may continue to be extremely volatile. Since our Common Stock began listing on the OTC Bulletin Board in September 1997, the bid price of the Common Stock has ranged from a high of $9.94 to a low of $0.91. This is the result of a number of factors including:

  . quarterly fluctuations in our results of operations, . the announcement of technological innovations, . the introduction of new products by Interactive Objects or our competitors, . general conditions in the computer software and hardware industries, and . the extreme price and volume fluctuations of the stock market in general.

     These market fluctuations may materially and adversely affect the market price of our Common Stock.

Because we are traded on the OTC Bulletin Board, we cannot guarantee there is an orderly public market for our Common Stock. Further, there are numerous risks related to buying low-priced stocks (stocks that are less than $5.00 per share).

     Our Common Stock is currently traded on the OTC Bulletin Board. As a result, you may find it more difficult to sell the Common Stock or to obtain accurate quotations of the market value of our Common Stock as compared to shares that are traded on the Nasdaq trading market or an exchange. We cannot assure you that a regular trading market will develop or be sustained.

     We have applied for listing on the Nasdaq National Market; however, for as long as our Common Stock is traded on the OTC Bulletin Board and if our trading price of the Common Stock is below $5.00 per share, trading in our securities will be subject to the requirements of certain "penny stock" rules of the Securities and Exchange Commission. These rules require additional disclosure to investors by broker-dealers for any trades involving a penny stock.

     Penny stock rules require that the broker-dealer deliver to the investor a disclosure statement explaining the penny stock market and the associated risks with the market prior to any penny stock transaction. There are also sales practice requirements for broker-dealers who sell penny stocks to most persons. For these types of transactions, the broker-dealer must make a determination that the purchaser is suitable for the transaction and must receive the purchaser's written consent to the transaction prior to sale.

     These additional burdens on brokers and dealers may discourage them from making transactions in our Common Stock. This could severely limit the market price and liquidity of our securities and the ability of purchasers to sell any of the Shares acquired in this offering in the secondary market. That, in turn, could materially and adversely affect the market price and severely limit the liquidity of our Common Stock.

ITEM 2.  DESCRIPTION OF PROPERTY.

     In November 1999, we entered into a five-year lease in Bellevue, Washington for 7,468 square feet of office space. We believe that our existing facilities will be adequate for the foreseeable future and that sufficient additional space will be available as needed thereafter on commercially reasonable terms.

ITEM 3.    LEGAL PROCEEDINGS.

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year-ended December 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Common Stock is traded on the OTC Bulletin Board under the symbol "OBJX". On March 24, 1999, the closing bid and asked prices of the Common Stock as reported on the OTC Bulletin Board were $6.47 and $6.53, respectively, and the Common Stock was held of record by approximately 224 persons on such date (excluding holders of shares issuable upon exercise of outstanding stock options and Warrants). The Common

Stock first began trading on the OTC Bulletin Board under the "OBJX" trading symbol on September 25, 1997. The table below sets forth, for the calendar quarters indicated since the date that the Common Stock began trading, the high and low bid prices for the Common Stock as reported by the OTC Bulletin Board. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                                         High    Low
                                                        ------  ------
    1997
        First Quarter                                        -      -
        Second Quarter                                       -      -
        Third Quarter (beginning September 25, 1997)     $2.50  $1.88
        Fourth Quarter                                    2.66   1.88

    1998
        First Quarter                                     4.50   1.88
        Second Quarter                                    9.94   3.84
        Third Quarter                                     4.72   1.41
        Fourth Quarter                                    1.94   0.91
    1999
        First Quarter                                     1.875   .0937
        Second Quarter                                    3.562  1.468
        Third Quarter                                     2.718  1.25
        Fourth Quarter                                    1.718  1.00
     2000
        First Quarter (through March 24, 2000)            9.687  1.125


     At March 24, 2000, there were 14,616,952 shares of Common Stock outstanding.

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

     In the first quarter of 1998, the Company released two software component products and acquired a Novell-based software component product. Subsequent to such acquisition, the Company decided to focus exclusively on Microsoft-based software component products. The Company also released a suite of seven components in October 1998. Until recently, the Company has marketed its products solely through the Internet. As a result of low product sales, the Company is focusing more attention in 2000 on the expansion of its Information Appliances division's development and licensing of its intellectual property, building strategic relationships, and enhancing its software consulting group, Avatar Interactive.

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

     From June 30, 1999 to September 30, 1999, the Company's revenues were derived from its Information Appliance division and its software consulting division, Avatar Interactive. To date, the Company has provided consulting services to predominately Fortune 1000 companies, including SAFECO, Microsoft, Airborne Express, Paccar, Pinnacle, CourtLink, Eddie Bauer and Port Townsend Paper. The Company's Information Appliances division focuses on emerging technology and strategic partnering with hardware, software and platform providers to deliver to consumers the tools they want to work, play, and function more efficiently. The development of the Microsoft Mobile Audio Player, the first digital audio player software for the Microsoft Windows CE operating system, is a direct product of this division's talent and focus. In addition, the Company has signed an ongoing contract with Microsoft for the continuing development of streaming technology for the Windows CE operating system. With support for Windows Media Technologies, the Windows Media Audio (WMA) codec, as well as MP3, the Information Appliances division is positioned on the cutting edge of digital audio software technology. The Company anticipates that it will devote further resources to product development for the Information Appliances division of fiscal 2000. All costs incurred in the research and development of products and enhancements to existing products have been expensed as incurred.

Results of Operations

     All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Results of Operation for fiscal years ended December 31, 1999 and 1998

     Revenues. Revenues for fiscal 1999 and 1998 were approximately $3,202,367 and $3,586,191, respectively. During fiscal 1999, the Company's revenues were primarily generated from product development and consulting services and during 1998, substantially all of the Company's revenues were generated by its software consulting services. The Company released its first product in the first quarter of 1998, did not make any product sales prior to January 1, 1998 and has had insignificant product sales through 1998. The 10.7% decrease in gross revenue is attributable primarily to the decreased services provided by the Company. See "Item 1. Description of Business - Risk Factors.

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs and other direct costs related to project performance, such as project specific independent contractor fees, labor costs, supplies and specific project related expenditures. Labor and benefits expenses were approximately $2,818,664 and $4,451,430 for fiscal 1999 and 1998, respectively, a decrease of 36.7%. Labor and benefits consisted exclusively of salaries, taxes and benefits. The decrease in labor and benefits expenses from fiscal 1998 to fiscal 1999 was primarily attributable to the Company's restructuring plan implemented in November 1998.

     On December 31, 1999, the Company had 10 employees in product development and software consulting services, 2 employees in sales and marketing and 3 employees in general and administrative. In November 1998 the Company implemented a restructuring plan, including a reduction in the number of employees from 23 to 13 total employees. In addition, the Company hires independent contractors to service project demand for the Company's consulting services on a project by project basis, and expects to continue to staff projects with independent contractors. The Company believes that staffing client projects with independent contractors results in the Company incurring costs that are less than those the Company would experience if projects were internally staffed. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring. The Company expects that its independent contractor costs will remain relatively constant as it takes on additional consulting contracts that offset decreases resulting from the termination of its consulting agreement with SAFECO.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses were approximately $1,232,216 and $3,202,245 for fiscal 1999 and 1998, respectively. The amounts for fiscal 1998 include approximately $1,085,000 as a one-time non-cash compensation expense for the value of Company securities issued during such period in exchange for consulting and other services. In each period, the other expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. Overall, selling, general and administrative expenses as a percentage of gross revenue were 38.5% for the year ended December 31, 1999 as compared to 89.3% for fiscal 1998. The decrease in selling, general, and administrative expenses was primarily a result of the absence in 1999 of the one-time charges incurred by the Company in 1998 and the Company's restructuring plan implemented in November 1998. The decrease as a percentage of gross revenues was due to the Company's revenues growing at a greater rate than expenses.

     General and administrative expenses have increased due to increased staffing, investment in infrastructure and associated expenses necessary to manage and support the Company's growing operations. The Company believes that its general and administrative expenses will increase in dollar amount for fiscal 2000 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations. The Company anticipates that it will begin to devote further resources to product development in fiscal 2000. All costs incurred in the research and development of software products and enhancements to existing products have been expensed as incurred and the cost of acquired software products have been capitalized. The Company's capitalized software was amortized as required by GAAP principles beginning in the first quarter of 1998 when the product was released for sale to the public.

     Interest Expense. Interest expense represents interest expense on Company debt. Interest expense was $17,970 in fiscal 1998, due to increased borrowings during 1998. The Company did not have interest expense in fiscal 1999.

     Income Tax. From inception until August 1997, the Company operated as an S-corporation. As a result, the Company's earnings have been taxed directly to the Company's shareholders at their individual federal income tax rates, rather than the Company. The Company became a taxable C-corporation in August 1997. To date, the Company has not paid income taxes.

     As of December 31, 1999, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $1,627,523. The federal net operating loss carry-forwards expire between 2012-2019.

     Net Loss. The Company recognized a net loss of approximately $761,091 (representing 23.8% of gross revenue) for fiscal 1999 as compared to a net loss of $3,952,777 (representing 110.2% of gross revenue) for fiscal 1998. The decrease in net loss on an absolute basis is due primarily to the decreased expenses described above which have been only partially offset by increased revenues from the Company's consulting services.

Liquidity and Capital Resources

     As a result of hiring additional employees, increasing marketing and product development efforts in anticipation of product releases in 2000, the Company's capital requirements have been and will continue to be significant and its cash requirements have been and will continue to exceed cash flows from operations. As a result, the Company has been substantially dependent on sales of its equity securities, cash flow from operations, and borrowings from affiliates.

     At December 31, 1999, the Company had cash and cash equivalents in the aggregate amount of $1,922,392. The Company's working capital was $1,676,944 at December 31, 1999 and $3,225,364 at December 31, 1998, an aggregate decrease of $1,548,420 primarily attributable to funding of new product development and other working capital needs. Based on the Company's current proposed plans and assumptions relating to product releases and sales, the Company anticipates that it will not require additional capital financing through the third quarter of 2000. If the Company's plans change or its assumptions prove to be inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional financing. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. See "Item 1. Description of Business - Risk Factors."

     Net cash used in operating activities was $682,358 for fiscal 1999 as compared to $2,523,090 for fiscal 1998. The decrease in net cash used in operating activities was primarily attributable to the Company's net operating loss.

     Net cash used in investing activities was $140,211 for fiscal 1999, as compared to $256,061 for fiscal 1998. The decrease in net cash used in investing activities was primarily attributable to decreases in purchases of equipment, offset by increased capitalized software costs.

     Net cash used in financing activities was $601,574, as compared to net cash provided by $5,910,719 for fiscal 1998. The decrease in net cash provided by financing activities in fiscal 1999 was primarily attributable to the Company's sales of equity securities in May 1998. During May 1998, the Company sold 1,534,010 shares of Common Stock to approximately 117 foreign investors in a private offering. The Company received gross proceeds of approximately $6,136,040 from such offering, before costs associated with the offering. Additionally, in the first half of 1998, the Company borrowed and repaid $600,000. National Day Corporation loaned such funds to the Company pursuant to three demand promissory notes which bore interest at 12% per annum. The Company used part of the proceeds from the Common Stock offering in May 1998 to repay this loan.

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

Year 2000 Compliance

     Many companies are currently expending significant resources in order to address the "Year 2000" issue. Expenditures to address the Year 2000 issue often involve the modification of legacy and other existing software systems rather than the development of new systems. Because of the size of such expenditures, companies may defer or cancel other new software development projects for which such companies might otherwise have purchased products from the Company or engaged the Company for consulting. Any reductions in revenues to the Company resulting from other companies' focus on the Year 2000 issue could have a materially adverse affect on the Company's business, results of operations and financial condition.

     The Company has commenced a review of its internal IT and non-IT systems. The objective of the review is to address necessary code changes, testing and implementation with the objective of taking corrective action based on the results of such review. The Company could be materially and adversely affected by costs or complications relating to code changes, testing and implementation for its own systems or similar issues faced by its distributors, suppliers, customers, vendors and the financial service organizations with which the Company interacts. At this time, the Company does not expect the costs related to achieving Year 2000 compliance will be significant.

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

ITEM 7.   FINANCIAL STATEMENTS


                             FINANCIAL STATEMENTS
                                      OF
                           INTERACTIVE OBJECTS, INC.

                         INDEX TO FINANCIAL STATEMENTS

Audited Financial Statements

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the Years ended December 31, 1999 and 1998

Statements of Stockholders' Equity for the Years ended December 31, 1999 and 1998

Consolidated Statements of Cash Flows for the Years ended December 31, 1999 and 1998

Notes to Audited Financial Statements

                         INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Interactive Objects, Inc.
Bellevue, Washington



We have audited the accompanying consolidated balance sheet of Interactive Objects, Inc. and Subsidiary as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Objects, Inc. as of December 31, 1999, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.



/s/ Peterson & Sullivan

February 8, 2000

                            INTERACTIVE OBJECTS, INC.

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998

              ASSETS

Current Assets
     Cash                                                                        $ 1,922,392       $ 3,298,278
     Certificate of deposit                                                          110,743           106,145
     Accounts receivable                                                             174,935            14,000
     Prepaid expenses                                                                 67,994           147,431

              Total current assets                                                 2,276,064         3,565,854

Furniture and Equipment, at cost,
     less accumulated depreciation of $202,344 and $84,610                           371,042           226,598

Other Assets
     Deposits                                                                         17,161             6,934

                                                                                $  2,664,267       $ 3,799,386

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                           $    330,873       $    85,395
     Accrued expenses                                                                148,134           225,095
     Unearned revenue                                                                 59,113
     Notes payable                                                                    61,000

              Total current liabilities                                              599,120           340,490

Stockholders' Equity
     Preferred stock, $.01 par value; 2,000,000 authorized,
        no shares issued and outstanding
     Common stock, $.01 par value; 50,000,000 shares
        authorized, 14,616,952 shares issued and outstanding                         146,169           147,089
     Additional paid-in capital                                                    8,126,950         9,000,485
     Retained deficit                                                             (6,207,972)       (5,688,678)

                                                                                   2,065,147         3,458,896

                                                                                $  2,664,267       $ 3,799,386

                       See Notes to Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years Ended December 31, 1999 and 1998

                                                                                   1999                1998
                                                                            -------------------  ------------------
Revenue
     Service and sales                                                      $        3,202,367   $       3,586,191

Expenses
     Labor and benefits                                                              2,818,664           4,451,430
     Selling, general and administrative                                             1,232,216           3,202,245
                                                                            -------------------  ------------------

                                                                                     4,050,880           7,653,675
                                                                            -------------------  ------------------

              Loss from operations                                                    (848,513)         (4,067,484)

Other income                                                                                                24,800
Interest income                                                                         87,422             107,877
Interest expense                                                                                          (17,970)
                                                                            -------------------  ------------------

              Net loss                                                      $         (761,091)  $      (3,952,777)
                                                                            ===================  ==================

Basic loss per share of common stock                                        $            (0.05)  $           (0.27)
                                                                            ===================  ==================

                See Notes to Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 1999 and 1998

                                                                                   1999                1998
                                                                            -------------------  ------------------
Cash Flows From Operating Activities
     Net loss                                                               $         (761,091)   $     (3,952,777)
     Adjustments to reconcile net loss to net cash
        used in operating activities
        Issuance of stock and stock purchase warrants in
           exchange for services                                                                         1,084,840
        Depreciation and amortization                                                  104,905              66,342
        Disposal of capitalized software costs                                                             165,000
        Changes in operating assets and liabilities
           Accounts receivable                                                        (160,935)             (3,302)
           Prepaid expenses and deposits                                                76,087            (113,805)
           Accounts payable and accrued expenses                                          (437)            230,612
           Unearned revenue                                                             59,113
                                                                            -------------------  ------------------

              Cash used in operating activities                                       (682,358)         (2,523,090)

Cash Flows From Investing Activities
     Purchase of equipment                                                            (135,613)           (216,225)
     Investment in certificate of deposit                                               (4,598)             (4,836)
     Capitalization of software costs                                                                      (35,000)
                                                                            -------------------  ------------------

              Cash used in investing activities                                       (140,211)           (256,061)

Cash Flows From Financing Activities
     Issuance of common stock                                                                            6,158,047
     Redemption of common stock                                                       (475,000)
     Proceeds of notes payable                                                                             675,566
     Payments on notes payable                                                         (53,774)           (673,292)
     Distributions - Avatar Interactive, Inc.                                          (72,800)           (249,602)
                                                                            -------------------  ------------------

              Cash provided by (used in) financing activities                         (601,574)          5,910,719
                                                                            -------------------  ------------------

              Net increase (decrease) in cash                                       (1,424,143)          3,131,568

Cash, beginning of year                                                              3,346,535             214,967
                                                                            -------------------  ------------------

Cash, end of year                                                           $        1,922,392   $       3,346,535
                                                                            ===================  ==================

                See Notes to Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended December 31, 1999 and 1998

                                                                                    Additional
                                                     Common          Common          Paid-in         Retained
                                                     Shares          Stock           Capital         Deficit          Total
                                                   ----------      ---------      -----------    ------------      -----------
Balances, December 31, 1997,
  as previously reported                           12,944,917      $  19,417      $ 1,907,277    $ (1,543,164)     $   383,530

Avatar Interactive, Inc. pooling of interests         868,025          8,680           13,327                           22,007
                                                   ----------      ---------      -----------    ------------      -----------
Balances, December 31, 1997, as restated           13,812,942         28,097        1,920,604      (1,543,164)         405,537

Convert par value from $.0015 to $.01
  per share                                                          110,032         (110,032)

Issuance of stock in exchange for cash              1,534,010         15,340        6,120,700                        6,136,040

Issuance of stock in exchange for services            230,000          2,300          917,700                          920,000

Issuance of stock purchase warrants in
  exchange for services                                                               164,840                          164,840

Distributions - Avatar Interactive, Inc.                                                             (249,602)        (249,602)

Stock redemption - Avatar Interactive, Inc.           (10,000)          (100)         (10,903)        (38,997)         (50,000)

Net loss                                                                                           (3,952,777)      (3,952,777)
                                                   ----------      ---------      -----------    ------------      -----------
Balances, December 31, 1998                        15,566,952        155,669        9,002,909      (5,784,540)       3,374,038

Redemption of stock                                  (950,000)        (9,500)        (465,500)                        (475,000)

Distributions - Avatar Interactive, Inc.                                                              (72,800)         (72,800)

Reclassification of undistributed losses
  on effective date of change of Avatar
  Interactive, Inc. from S corporation status
  to C corporation status                                                            (410,459)        410,459

Net loss                                                                                             (761,091)        (761,091)
                                                   ----------      ---------      -----------    ------------      -----------
Balances, December 31, 1999                        14,616,952      $ 146,169      $ 8,126,950    $ (6,207,972)     $ 2,065,147
                                                   ==========      =========      ===========    ============      ===========

                See Notes to Consolidated Financial Statements

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Significant Accounting Policies

Organization

Interactive Objects, Inc. ("Interactive Objects") was founded in 1995 by former Microsoft employees to develop object software for commercial internet and intranet applications. Today, Interactive Objects continues to evolve and expand its offerings by leveraging revenue generating intellectual property and technical talent.

On March 31, 1999, Interactive Objects acquired Avatar Interactive, Inc. ("Avatar") in a business combination accounted for as a pooling of interests. Avatar, which engages in software consulting, became a wholly-owned subsidiary of Interactive Objects through the exchange of 858,025 shares of Interactive Objects common stock for all of the outstanding stock of Avatar. The accompanying financial statements for 1999 are based on the assumption that the companies were combined for the full year, and financial statements of prior years have been restated to give effect to the combination. Avatar was originally incorporated on March 31, 1998.

Prior to March 31, 1999, Interactive Objects and Avatar, in the normal course of business, entered into certain transactions for the purchase and sale of services. These intercompany transactions have been eliminated in the accompanying financial statements.

Summarized results of operations of the separate companies for the period from January 1, 1999 through March 31, 1999, the date of acquisition, are as follows:

                                                Interactive          Consolidating        Consolidated
                             Avatar               Objects             Eliminations          Amounts
                        ----------------     ----------------     -----------------    ----------------
Service revenue                $ 547,371            $  35,459         $           -           $ 582,830

Net loss                       $(241,797)           $(454,953)        $           -           $(696,750)

Summarized results of operations of the separate companies for the period from January 1, 1998 through December 31, 1998, are as follows:

                                                Interactive         Consolidating        Consolidated
                             Avatar               Objects            Eliminations           Amounts
                        ----------------     ----------------     -----------------    ----------------
Service revenue               $2,138,981          $ 2,122,846           $(675,636)        $ 3,586,191

Net income (loss)             $  192,737          $(4,145,514)          $       -         $(3,952,777)

There are no effects of conforming Avatar's accounting policies to those of Interactive Objects.

                    Concentration of Market and Credit Risk

In 1999 and 1998, Interactive Objects sold computer consulting services and electronic computer-related devices it developed. Revenue from three international companies (Microsoft, SAFECO, and Labor Ready) accounted for almost all of total revenue during each of the last two years. Microsoft revenue comes from three separate divisions within Microsoft. Accounts receivable from Microsoft amounts to 88% of total accounts receivable at December 31, 1999.

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

                          Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Interactive Objects and its wholly-owned subsidiary, Avatar. All significant intercompany accounts and transactions have been eliminated.

Revenue Recognition

Software consulting services: For most contracts, software consulting service revenue (including post-contract customer support) is recognized as the services are performed and is determined by multiplying the hours incurred by an established hourly rate. On occasion, other contracts stipulate billings be made at certain points based on performance of specified tasks. In these situations, software consulting revenue is recognized as billings are made at the amount of the billing. This revenue recognition method is not materially different than recognizing revenue as services are performed. Occasionally, customers prepay consulting services fees resulting in unearned revenue. Unearned revenue is recognized as earned revenue when the services are performed.

Sale of electronic devices: Revenue is recognized when an unconditional sales contract is signed and the product is shipped.

Advertising Costs

Advertising costs are expensed as incurred and totaled $3,530 for 1999 and $148,691 for 1998.

                           Research and Development

Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged in 1999 were $404,312. No research and development costs were paid in 1998.

Cash

Cash includes cash balances held at a bank and all highly liquid debt instruments with original maturities of three months or less. Cash balances are in excess of amounts insured by the Federal Deposit Insurance Corporation.

No cash payments for income taxes were made during 1999 and 1998. Interactive Objects paid $17,970 for interest during 1998. No interest was paid in 1999.

Certificate of Deposit

Certificates of deposit are stated at market value which approximates cost.

Accounts Receivable

Interactive Objects uses the allowance method for recognizing bad debts. Management believes no allowance is necessary at December 31, 1999.

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

Earnings Per Share

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Stock purchase warrants outstanding have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such warrants would be antidilutive. Accordingly, basic and diluted earnings or loss per share are the same. The weighted average number of shares was 14,814,760 and 14,843,743 for the years ended December 31, 1999 and 1998.

Preferred Stock

The rights and restrictions of preferred stock are to be determined by Interactive Objects when the stock is issued.

Stock-Based Compensation

Interactive Objects accounts for stock-based compensation using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of Interactive Object's stock at the date of the grant over the amount an employee is required to pay for the stock.

Comprehensive Income

Interactive Objects had no items that resulted in difference between comprehensive income and the net loss as shown on the statement of operations.

                               Segment Reporting

Interactive Objects is managed as a single business segment. Accordingly, any disclosures required by Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," are already incorporated in other financial statement disclosures.

New Accounting Standards

New accounting standards issued through the date of the independent auditors' report do not have an effect on these financial statements.

Note 2.  Consulting Agreement

Interactive Objects has a consulting agreement with a company ("consultant") that is a shareholder of Interactive Objects. The agreement provides for monthly payments of $3,000 to the consultant until October 2000. Interactive Objects paid the consultant $36,000 during the year ended December 31, 1999, and $60,000 during the year ended December 31, 1998.

Note 3.  Notes Payable

Notes payable are non-interest bearing, are repayable in monthly installments of $7,000, and are due in 2000. Due to the relatively short term of these notes, the fair value of the notes is not materially different than the value recorded in the financial statements. One note with a balance of $45,000 at December 31, 1999, is guaranteed by the previous shareholder of Avatar.

Note 4.  Leases

Interactive Objects leases office space under an operating lease expiring in October 2004. The following are the future minimum rental payments required for the years ending December 31:

                 2000                           $   183,881
                 2001                               189,397
                 2002                               195,079
                 2003                               200,932
                 2004                               171,608
                                              -------------
                                                $   940,897
                                              =============

Rent expense was $162,099, net of $23,504 in sublease rentals for 1998. Rent expense was $101,437, net of $47,374 in sublease rentals for 1999.

Note 5.  Warrants Outstanding

At December 31, 1999, Interactive Objects had stock purchase warrants outstanding (issued in 1998) for the purchase of 953,401 shares of its common stock at prices ranging from $1.41 to $7.00 per share. These warrants were issued in exchange for services and were valued at the fair value of the services received and expire at various dates in 2000.

Note 6.  Income Taxes

The reconciliation of income tax on income computed at the federal statutory rates to income tax expense is as follows:

                                                                  1999                1998
                                                               ------------      ------------
  Tax at statutory rate                                           $ 258,771       $ 1,409,475

  Change in valuation allowance for deferred tax asset
                                                                   (200,449)       (1,036,320)

  Effect of loss being taxed at stockholder level                   (58,322)

  Costs associated with raising capital (nondeductible)
                                                                                     (373,155)
                                                               ------------      ------------
                                                                  $       -                 -
                                                               ============      ============

Interactive Objects' deferred tax asset as of December 31, 1999, is as follows:

  Net operating loss carryforwards                                                   $   1,627,523

  Accrued vacation deductible for tax when paid                                             15,232
                                                                             ---------------------

                                                                                         1,642,755

  Less valuation allowance for deferred tax asset                                       (1,642,755)
                                                                             ---------------------

  Net deferred tax asset                                                             $           -
                                                                             =====================

Interactive Objects has net operating loss carryforwards of $4,714,000 at December 31, 1999. These losses expire in years 2012 through 2019.

Note 7.  Stock-Based Compensation

Interactive Objects established a non-qualified fixed stock option plan in 1998. Under this plan, Interactive Objects may grant options for up to 4,000,000 shares of common stock. The exercise price of each option is established on the date of grant by the plan administrator. Generally, the maximum term of the options is ten years, and they vest over four years at a rate of 25% per year on each anniversary date of the grant or according to individual agreements.

The fair value of each option granted is estimated on the grant date using the Black-Scholes model. The following assumptions were made in estimating fair value:

                                                           1999                       1998
                                                    ------------------         ------------------
           Dividend yield                                  0.0%                       0.0%
           Risk-free interest rate                         4.5%                       4.5%
           Expected life                                   3 years                    3 years
           Expected volatility                            77.23%                     90.50%

                                 Compensation

Proforma information with respect to fair value accounting for Interactive Objects' stock option plan is as follows:


         Net Loss                                                        1999                       1998
----------------------------                                     ---------------------      ---------------------
   As reported                                                               $(761,091)               $(3,952,777)
                                                                 =====================      =====================
   Proforma                                                                  $(802,091)               $(4,395,777)
                                                                 =====================      =====================

Basic Loss Per Share
----------------------------

   As reported                                                               $   (0.05)               $     (0.27)
                                                                 =====================      =====================
   Proforma                                                                  $   (0.05)               $     (0.30)
                                                                 =====================      =====================

The following is a summary of the status of the plan during 1999 and 1998:

                                                                                     Weighted Average
                                                           Number of Shares           Exercise Price
                                                       ---------------------      ---------------------
  Outstanding at January 1, 1998                                           -           $              -
  Granted                                                          1,482,875                       1.42
  Exercised                                                                -                          -
  Forfeited                                                                -                          -
                                                       ---------------------      ---------------------

  Outstanding at December 31, 1998                                 1,482,875                       1.42

  Granted                                                          2,032,000                       1.25
  Exercised                                                                -                          -
  Forfeited                                                         (295,375)                      1.41
                                                       ---------------------      ---------------------

  Outstanding at December 31, 1999                                 3,219,500                      $1.31
                                                       =====================      =====================

Weighted average fair value of options granted during 1999 and 1998 was $.18 and $.32, respectively.

Following is a summary of the status of options outstanding at December 31, 1999:

                              Outstanding Options                                              Exercisable Options
--------------------------------------------------------------------------------     -------------------------------------
                                               Weighted
                                               Average               Weighted                                 Weighted
                                               Remaining             Average                                  Average
 Exercise Price                               Contractual            Exercise                                 Exercise
      Range                Number                Life                 Price               Number               Price
-----------------     ---------------    ------------------     ----------------     ---------------    ------------------
       $1.09-1.34           1,789,000          10 years                 $   1.20              94,734              $   1.28
       $     1.41           1,397,500           9 years                 $   1.41           1,025,412              $   1.41
       $1.50-2.31              33,000          10 years                 $   2.21              25,000              $   2.31

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the current directors, executive officers and key employees of the Company and the principal offices and positions with the Company held by each person. The Company's Board of Directors is divided into three classes, each with three year terms. The Board of Directors currently consists of three directors and there are currently two vacancies from the resignations of Ryan Smith and John Guarino in October 1998 and from the resignation of Thad E. Wardall in October, 1999. We are searching for qualified candidates to fill the Board vacancies that currently exist; however, no persons have been identified. The term of office for the Class II director (Steven G. Wollach) expires at the Annual Meeting of Shareholders to be held in 2000; the terms of office for Class III directors (two current vacancies) expire at the Annual Meeting of Shareholders to be held in 2001; and the terms of office for Class I directors (Brent Nelson and Peter Miller) expire at the Annual Meeting of Shareholders to be held in 2000.

     The executive officers of the Company are appointed annually by the Board of Directors and serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. Pursuant to the terms of a consulting agreement between the Company and Northwest Capital Partners, L.L.C., Northwest Capital has the right to nominate one director for election to the Company's Board of Directors. Northwest Capital's nominee is Brent Nelson. See "Item 12. Certain Relationships and Related Transactions." Other than the foregoing right of Northwest Capital, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer.

           Name                          Age                       Position
--------------------------------------------------------------------------------------------------------
Steven G. Wollach                        45        President, Chief Executive Officer and Director
Steve Jackson                            33        Executive Vice President
Mark Phillips                            25        Chief Technology Officer
Robyn L. Byrd                            37        Corporate Secretary
Brent Nelson                             38        Director
Peter Miller                             44        Director

     Peter Miller has served as a Director of the Company since December 16, 1999. Mr. Miller served in as an attorney in the legal department of Microsoft Corporation from 1989 to 1998. Mr. Miller also serves on the boards of directors of Seattle Biomedical Research Institute, an infectious disease research company and Innovative Research Labs, a medical equipment and accessories company.

     Brent Nelson has served as a Director of the Company since September 16, 1997. Mr. Nelson presently serves as the managing partner of Northwest Capital Partners, L.L.C., a venture capital firm located in Bellevue, Washington. Mr. Nelson presently serves on the boards of directors of PalmWorks, Inc., a software company, Eclipse Entertainment Group, Inc., a film development, production and distribution company; CybeRecord, Inc., a software company; Mobile PET Systems, Inc., a medical company; and Polar Cargo Systems, Inc., a refridgeration trucking company.

     Steven G. Wollach was appointed Chief Executive Officer on April 23, 1999. Mr. Wollach was previously appointed President of the Company on October 27, 1998 in connection with the Company's restructuring. He has served as a Director of the Company since September 16, 1997. Mr. Wollach has also served as Chief Financial Officer and Treasurer of the Company. From 1995 through 1997, Mr. Wollach served as an independent contractor for various venture capital firms. Prior to 1995, for several years Mr. Wollach worked in the accounting/audit/tax departments at Laventhol and Horwath and Seidman and Seidman, both Certified Public Accounting firms. Mr. Wollach holds a B.S. in Business, with a major in Accounting, from Wayne State University.

     Robyn L. Byrd was appointed as Corporate Secretary of the Company in December 1998. Ms. Byrd has served a variety of administrative positions with the Company since her date of employment in November 1997. Prior to the Company, Ms. Byrd has served as office manager for Millstone Coffee, Inc., a food and beverage company since 1996 and as a customer service manager with Fukuda Denshi America., a medical software company from 1992 to 1996. Ms. Byrd received her Bachelor of Arts from the University of Washington.

     Steve Jackson has served as Executive Vice President since January 1999. Prior to that, he served as Chief Technology Officer of the Company from December 1997. From 1990 to 1996, Mr. Jackson served as Systems Engineer and Program Manager of Microsoft Corporation. During his time at Microsoft, Mr. Jackson managed several product development teams and was a lead member of the Company's Desktop Management Task Force and Licensing Services Application Programming Interface industry standards groups. From 1988 to 1990, Mr. Jackson served as Systems Engineer, Network Architect, and Software Design Engineer of
O/E Systems, Inc., a software company.   From 1987 to 1988, Mr. Jackson served
as Director of Training and Sales Representative of Entree Computer Systems, a software company.

     Mark Phillips was appointed as Chief Technology Officer of the Company in January 1999. Mr. Phillips has been employed with the Company since January 1998, serving as a senior software engineer and developer. Prior to the Company, Mr. Phillips served as a senior software engineer and developer for Saltmine Creative, Inc., a software company, from July 1997 to January 1998, for Oo-moja Software, a software company, from December 1996 to July 1997, and for MetaBridge, Inc., a software company from June 1996 to July 1997. In addition, Mr. Phillips worked as a developer with the University of Washington Human Interface Technologies Lab from September 1996 to July 1998. Mr. Phillips earned his B.S. in Comparative History of Ideas, with a minor in Computer Science Engineering and Architecture Design from the University of Washington.

Information Regarding the Board of Directors and its Committees

     The Board of Directors held six meetings during 1999. No director attended less than 75% of the meetings of the Board and any committee of which the director was a member.

     The Board of Directors has designated two standing committees, the Audit Committee and the Compensation Committee. The Company does not have a nominating committee.

     The Audit Committee, consisting of Messrs. Nelson and Wollach, reviews the Company's internal controls and recommends to the Board of Directors the engagement of the Company's independent auditors, reviewing with such accountants a plan for and the results of their examination of the Company's financial statements and determining the independence of such accountants. The Audit Committee held 3 meetings during 1999.

     The Compensation Committee, consisting of Messrs. Nelson and Wollach, makes recommendations regarding the Company's 1998 Stock Option Plan and decisions concerning the salaries and incentive compensation for employees and consultants of the Company. The Compensation Committee held 3 meetings during 1999.

Compensation of Directors

     During 1999, non-employee directors were compensated for their service on the Company's Board of Directors and any committees on which they served. Brent Nelson, a non-employee director, received a one-time grant of stock options to purchase 100,000 shares of Common Stock and was eligible to receive additional options to purchase 5,000 shares of Common Stock for each Board meeting attended, up to a total of 50,000 shares. All of such options vest one year from the date of grant.

     Effective on August 19, 1998, the Board of Directors adopted a new compensation policy for the non-employee directors. Under the new policy, each director of the Company in office on such date and immediately following each annual shareholders' meeting thereafter will receive an annual grant of stock options to purchase 25,000 shares of Common Stock, at an exercise price equal to the closing trade price on the date of grant. The stock options will vest 100% on the one-year anniversary of the date of grant, provided that such director has attended at least 75% of all meetings of the Board of Directors during such period. In addition, each director who is a member of the Audit Committee and the Compensation Committee will receive an annual grant of stock options to purchase 5,000 shares of Common Stock for his participation on each committee, at an exercise price equal to the closing trade price on the date of grant, which options will vest 100% on the one-year anniversary of the date of grant.

Compliance with Section 16(a) of the Exchange Act

     Based on the Company's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company believes that during fiscal year 1999, all officers, directors, and greater than ten-percent beneficial owners complied with the applicable filing requirements, except for three reports filed late by Steven Jackson, Thad Wardall and Peter Miller. Form 4s were filed in November 1999 for sales made by Mr. Jackson and Mr. Wardall in August 1999, and a Form 3 was filed in January 2000 for Mr. Miller, upon his election as a director of the Company effective December 17, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

Summary Compensation Table

     The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three fiscal years to each person who served as Chief Executive Officer during 1999.

                                                                                      Long Term Compensation Awards
                                                                                 -------------------------------------
                                                                                         Securities Underlying
      Name and Principal Position            Year      Salary ($)        Bonus ($)          Options/SARs (#)
----------------------------------------------------------------------------------------------------------------------
Steven G. Wollach (1)                        1999       $175,000          $70,192                  100,000
 President and Chief Executive Officer       1998        117,500           17,500
                                             1997         15,385               --
Steve Jackson                                1999        127,665           12,500
 Executive Vice President
Mark Phillips                                1999         98,384           25,000
 Chief Technology Officer
Kayleen Arafiles (2)                         1999        100,151
 Former Vice President of Consulting
  Services and President, Avatar
  Interactive

(1) Mr. Wollach was appointed by the Board of Directors on October 27, 1998 to serve as the Company's President to replace Ryan Smith who resigned from his positions as Chief Executive Officer and Director in October 1998. Mr. Wollach was appointed Chief Executive Officer on April 23, 1999.

(2)  Ms. Arafiles resigned from the Company as of January 2000.

Option/SAR Grants in Last Fiscal Year


                                                  Percent of total
                        Number of Securities    options/SARs granted
                        Underlying Options/    to employees in fiscal     Exercise or base
      Name                SARs granted (#)              year                price ($/Sh)             Expiration Date
Steven G. Wollach            300,000                     15%                    $1.28               4/23/09-12/16/09
Steve Jackson                 40,000                      2%                    $1.25                   12/31/09
Mark Phillips                805,000                     40%                  $1.28-$1.41            1/7/09-12/16/09

Employment Contracts

     Effective November 1, 1998, the Company entered into a new employment agreement with Mr. Wollach to serve as President and Chief Executive Officer of the Company. The employment agreement runs through December 31, 1999 and provides for an annual base salary to Mr. Wollach of $135,000, subject to annual adjustment by the Board of Directors, together with an annual discretionary bonus as determined by the Board. The agreement also provides for performance-based bonus compensation for Mr. Wollach of up to a total of $135,000 during calendar year 1999, based on the following performance criteria: listing of the Common Stock on The Nasdaq SmallCap Market ($25,000 bonus); effectiveness of the registration statement on Form SB-2 ($15,000); satisfaction of Company quarterly financial goals as set in advance by the Board of Directors ($5,000 bonus per quarter, up to aggregate of $20,000); satisfaction of Company yearly financial goals as set in advance by the Board of Directors ($5,000 bonus); closing of any acquisition by the Company, by purchase, merger or otherwise, of on-going businesses, intellectual property, software or other assets, which acquisition is accounted for using the purchase or pooling method of accounting ($40,000 bonus per acquisition); and closing trade price of the Common Stock as reported on the OTC Bulletin Board greater than or equal to $4.00 (one-time $25,000 bonus). Upon termination of the employment agreement by the Company without cause (as defined in the agreement), Mr. Wollach shall be entitled to severance payments equal to the product of his then-current base salary multiplied by a fraction, the numerator of which is the number of partial and complete calendar quarters between his original date of hire (September 1997) and the date of termination (up to a maximum of 12), and the denominator of which shall be 12. However, in the event of a change of control, Mr. Wollach's amount of severance will be as determined by the Board, and at least equal to his total salary and bonuses during the prior 12 months.

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

     On April 23, 1999, Mr. Wollach was appointed Chief Executive Officer of the Company at an annual salary of $175,000. Mr. Wollach was also granted additional options for 200,000 shares, to vest monthly over a period of nineteen months from April 23, 1999 through November 1, 2000.

     On December 16, 1999, Mr. Wollach's employment agreement was amended to extend the agreement for an additional year, to increase the quarterly bonus for satisfaction of Company quarterly financial goals as set in advance by the Board of Directors from $5,000 to $10,000, and to increase the bonus in the event of a merger or acquisition from $40,000 to $50,000. Additionally, the exercise price of options to purchase the Company's stock previously granted to Mr. Wollach on April 23, 1999 were repriced from $1.75 to $1.28.

     In addition, Mr. Wollach serves as the Chief Executive Officer and as a Director of Avatar.

     In addition, in October 1997 the Company's Board of Directors adopted an executive compensation policy for certain executive officers. This policy provides for incentive-based equity compensation to the Company's executive officers based on the Company's performance and its achieving certain financial targets established by the Board of Directors for each fiscal year. Under the policy, if the Company meets between 50 and 100 percent of its financial targets for the fiscal year, the executive officers entitled to participate in the policy, as determined by the Board of Directors, will receive stock options under the Company's 1998 Stock Option Plan to purchase such number of shares of Common Stock as determined by the Board of Directors. If the Company fails to meet at least 50 percent of its financial targets, no additional equity compensation will be paid. Eligible executive officers who serve less than the full year may be entitled to receive their pro rata portion of any equity compensation payable under the policy.

     In January 1999, the Board of Directors adopted a new executive bonus plan for fiscal year 1999. The purpose of the plan is to provide incentive equity compensation to the Company's executive management team and other employees based on the Company meeting certain financial performance goals as set by the Board. Satisfaction of the financial performance goals will be determined upon review of the Company's audited financial statements for 1999. The plan provides for the grant of stock options to purchase up to 1,500,000 shares of Common Stock, of which options for up to 750,000 shares will be available to the management team and a pool of options will be available for other Company employees. The number of options in the pool for other Company employees and management team is based on the Company's financial target; and the maximum number of options in the pool is options to purchase 750,000 shares each if all metrics are achieved. 140,000 options to purchase common shares were granted under this plan. Additionally, on April 23, 1999, the Board approved the reservation of 562,500 shares to be made available to employees of Avatar at December 31, 1999 based on the performance of the combined operations of the Company and Avatar. Options under the plan may be granted upon satisfaction of the financial goals and at the then fair market value of the Common Stock and at such vesting schedules as set by the Board. 15,000 options to purchase common shares were granted under this plan.

1998 Stock Option Plan

     A general description of some of the basic features of the Option Plan is presented below, but such description is qualified in its entirety by reference to the full text of the Option Plan, a copy of which may be obtained without charge upon written request to the Company's Investor Relations Department at the address listed on the last page of this Proxy Statement.

     Term. The term of each option granted under the Option Plan may be no more than ten years from the date of the grant. Options granted to employees expire 90 days following termination of employment (but in no event later than the date of expiration of the option), except in the case of permanent disability or death. In the case of termination of employment due to permanent disability or death, the option terminates one year from the date that the employee ceases to work as a result of disability or death (but in no event later than the date of expiration of such option). The Board of Directors has the authority to extend the expiration dates of any outstanding option in circumstances it deems appropriate, provided that it may not extend an option beyond the original term of such option.

     Options. When an option is granted under the Option Plan, the Board of Directors acting as the Administrator of the Option Plan, at its discretion, specifies the option price and the number of shares of Common Stock which may be purchased upon exercise of the option. The exercise price of an incentive stock option set by the Administrator may not be less than 100% of the fair market value of the Company's Common Stock. Unless otherwise determined by the Administrator, the exercise price of a nonqualified stock option will be 100% of the fair market value on the date of the grant. In no case, however, may options (whether incentive stock options or nonqualified stock options) be granted under the Option Plan at an exercise price which is less than the initial public offering price of the shares of Common Stock offered thereby. In the event of stock dividends, stock splits and similar capital changes, the Option Plan provides for appropriate adjustments in the number of shares available for options and the number of shares subject to and exercise prices of outstanding options.

     The closing bid and asked prices of the Company's Common Stock as reported on the OTC Bulletin Board on March 24, 1999 was $6.468 and $6.531, respectively. On November 4, 1998, the Company repriced all outstanding stock options held by current employees and directors to a price of $1.406, representing the last trade price of the Common Stock on the OTC Bulletin Board on such date. In addition, as a result of the restructuring in November 1998 in which the Company reduced its employee base from 23 to 13 employees and the resignations of Messrs. Smith and Guarino as officers of the Company, options for 50,375 Common Shares terminated because they were not exercised within 90 days after the date of the restructuring.

     The exercise price of options is generally payable in cash. For nonqualified options, the option holder must also pay to the Company, at the time of purchase, the amount of federal, state and local withholding taxes required to be withheld by the Company. Under certain limited circumstances, shares of Common Stock may be used for payment of the exercise price or satisfaction of withholding obligations.

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

     Federal Income Tax Consequences of the Option Plan. Under present law, an optionee will not realize any taxable income on the date a nonqualified stock option is granted to the optionee pursuant to the Option Plan. Upon exercise of the nonqualified stock option, however, the optionee will realize, in the year of exercise, ordinary income to the extent of the difference between the option price and the fair market value of the Company's Common Stock on the date of exercise. Upon the sale of the shares, any resulting gain or loss will be treated as capital gain or loss.

The Company will be entitled to a tax deduction in its fiscal year in which nonqualified stock options are exercised, equal to the amount of compensation required to be included as ordinary income by those optionees exercising such options.

     Incentive stock options granted pursuant to the Option Plan are intended to qualify for favorable tax treatment to the optionee under Code Section 422. Under Code Section 422, an employee realizes no taxable income when the incentive stock option is granted. If the employee has been an employee of the Company or any subsidiary at all times from the date of grant until three months before the date of exercise, the employee will realize no taxable income when the option is exercised. If the employee does not dispose of shares acquired upon exercise for a period of two years from the granting of the incentive stock option and one year after receipt of the shares, whichever is later, the employee may sell the shares and report any gain as capital gain. The Company will not be entitled to a tax deduction in connection with either the grant or exercise of an incentive stock option. If the employee should dispose of the shares prior to the expiration of the two-year or one-year periods described above, the employee will be deemed to have received compensation taxable as ordinary income in the year of the early sale in an amount equal to the lesser of (i) the difference between the fair market value of the Company's Common Stock on the date of exercise and the option price of the shares, or (ii) the difference between the sale price of the shares and the option price of shares. In the event of such an early sale, the Company will be entitled to a tax deduction equal to the amount recognized by the employee as ordinary income.
The foregoing discussion ignores the impact of the alternative minimum tax, which may particularly be applicable to the year in which an incentive stock option is exercised.

     Plan Benefits. Future grants of stock options are subject to the discretion of the Administrator. Therefore, the future benefits under the Option Plan cannot be determined at this time.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth the number of shares of the Company's Common Stock beneficially owned by (i) each director and nominee for election to the Board of Directors of the Company; (ii) each of the named executive officers in the Summary Compensation Table; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock as of March 24, 2000. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Company has been provided such information by its directors, nominees for directors, and executive officers.

                                                        Common Shares
Name (and Address of 5%                                  Beneficially                    Percent of
Holder) or Identity of Group                               Owned(1)                       Class(2)
----------------------------                            -------------                    ----------
Steven G. Wollach (3)                                        852,282                         5.5%
Kayleen Arafiles                                             858,025                         5.9%
All Directors and Executive                                2,429,675                        16.6%
 Officers as a Group (5 persons) (4)

(1) Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

(2) Based on 14,616,952 shares of Common Stock issued and outstanding as of March 24, 1999.

(3) Represents stock options to purchase 852,282 shares of common stock, which stock options are exercisable within 60 days of the date hereof.

(4) Consists of Messrs. Wollach, Nelson, Miller, Phillips and Jackson. Includes stock options to purchase 1,293,191 shares of common stock held by the executive officers and directors as a group, which stock options are exercisable within 60 days of the date hereof

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In October 1998, Ryan Smith, the Company's former Chief Executive Officer and Chairman of the Board, and John Guarino, the Company's former Senior Vice President and a Director, resigned from their respective positions as officers and directors of the Company. Effective March 1999, the Company entered into settlement agreements with each of Messrs. Smith and Guarino releasing the Company from all matters arising out of their prior employment with the Company. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino has granted to the Company transferable rights to purchase up to 1,680,800 shares and 900,000 shares, respectively, currently held by such shareholders at a purchase price of $.50 per share. As part of the settlement, in April 1999, the Company repurchased, of such total shares, 550,000 shares held by Mr. Smith and 400,000 shares held by Mr. Guarino, for cash payments by the Company to Messrs. Smith and Guarino of $275,000 and $200,000, respectively. The remaining shares subject to the Company's option rights have been placed in an escrow, and may be released upon exercise of the options or upon expiration of the option periods with respect thereto. Commencing on October 15, 1999, and for every three months thereafter, up to 20% of the remaining shares will be released from the escrow. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino have granted an irrevocable proxy to each of the Company's two directors, Messrs. Wollach and Nelson, to vote the shares while held in the escrow. In addition, each of Messrs. Smith and Guarino have also agreed to certain contractual restrictions on their ability to sell shares of Company stock while the escrow is in effect.

     Except as described above, within the last two years there have not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of the Common Stock of the Company had or will have a direct or indirect material interest.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)  EXHIBITS.

Exhibit
Number                                Description
-------   ----------------------------------------------------------------------
2.1 Acquisition Agreement between Asia Pacific Chemical Engineering Corp. and Neoteric Media, Inc., dated August 27, 1997, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

3.1 Articles of Incorporation filed April 14, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

3.2 Articles of Merger filed April 16, 1998, for reincorporation of Interactive Objects, Inc. in the State of Washington, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

3.3 Bylaws, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

4.1 Specimen Common Stock Certificate, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

4.3 Form of Common Stock Purchase Warrant, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.1 1998 Stock Option Plan, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.2 Lease between Interactive Objects, Inc. and Sterling Realty Organization Co. effective November 1, 1999 filed in the Company's Form 10-QSB for the quarter ended September 30, 1999 incorporated herein by reference.

10.3 Consulting Agreement between Interactive Objects, Inc. and Northwest Capital Partners, L.L.C., dated July 11, 1997, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.3A First Amendment to Consulting Agreement, dated August 25, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.3B Second Amendment to Consulting Agreement, dated November 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.4 Employment Agreement with Ryan Smith, dated January 1, 1998, as amended as of July 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.5 Employment Agreement with John J. Guarino, dated January 1, 1998, as amended as of July 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.6 Employment Agreement with Steven G. Wollach, dated November 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.7 Employment Agreement with Dale Western, dated October 12, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.8 Employment Agreement with Steve Jackson, dated January 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.9 Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., Ryan Smith and the other signatories thereto, as filed in the Company's Form 8-K filed March 24, 1999 incorporated herein by reference.

10.10 Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., John Guarino and the other signatories thereto, as filed in the Company's Form 8-K filed March 24, 1999 incorporated herein by reference.

10.11 Agreement and Plan of Merger (exclusive of schedules and exhibits) dated as of March 31, 1999 by and between Interactive Objects, Inc., IO Acquisition Corp., Avatar Interactive, Inc. and Kayleen Arafiles, as filed in the Company's Form 8-K filed April 15, 1999 incorporated herein by reference.

27.1      Financial Data Schedule.

(B)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.


                                       INTERACTIVE OBJECTS, INC.


                                       By: /s/ Steven G. Wollach
                                           ---------------------
                                           Steven G. Wollach
                                           President and Chief Executive Officer
                                           (Principal Executive, Financial
                                           and Accounting Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2000.

           Signature                                   Title
           ---------                                   -----

    /s/ Steven G. Wollach       President, Chief Executive Officer and Director
    ---------------------       (Principal Executive, Financial and Accounting
      Steven G. Wollach         Officer)

       /s/ Brent Nelson         Director
    ---------------------
        Brent Nelson

       /s/ Peter Miller         Director
    ---------------------
        Peter Miller