Form 10KSB/A
period 1999-12-31
INTERACTIVE OBJECTS INC
filed 2000-04-03
CIK 1060228

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                ---------------

                                  FORM 10-KSB/A

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

     At December 31, 1999, the Company had cash and cash equivalents in the aggregate amount of $1,922,392. The Company's working capital was $1,676,944 at December 31, 1999. Based on the Company's current proposed plans and assumptions relating to product releases and sales, the Company anticipates that it will not require additional capital financing through the third quarter of 2000. If the Company's plans change or its assumptions prove to be inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional financing. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all. See "Item 1. Description of Business - Risk Factors."

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

Notes to Consolidated Financial Statements

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



/s/ Peterson Sullivan P.L.L.C.

February 8, 2000

                           INTERACTIVE OBJECTS, INC.

                          CONSOLIDATED BALANCE SHEET
                               December 31, 1999

              ASSETS

Current Assets
     Cash                                                                        $ 1,922,392
     Certificate of deposit                                                          110,743
     Accounts receivable                                                             174,935
     Prepaid expenses                                                                 67,994

              Total current assets                                                 2,276,064

Furniture and Equipment, at cost,
     less accumulated depreciation of $202,344                                       371,042

Other Assets
     Deposits                                                                         17,161

                                                                                $  2,664,267

              LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                                           $    330,873
     Accrued expenses                                                                148,134
     Unearned revenue                                                                 59,113
     Notes payable                                                                    61,000

              Total current liabilities                                              599,120

Stockholders' Equity
     Preferred stock, $.01 par value; 2,000,000 authorized,
        no shares issued and outstanding
     Common stock, $.01 par value; 50,000,000 shares
        authorized, 14,616,952 shares issued and outstanding                         146,169
     Additional paid-in capital                                                    8,126,950
     Retained deficit                                                             (6,207,972)

                                                                                   2,065,147

                                                                                $  2,664,267

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2000.


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

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 31, 2000.

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