Form 10QSB
period 2000-03-31
INTERACTIVE OBJECTS INC
filed 2000-05-12
CIK 1060228

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB
(Mark One)
[X] Quarterly report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2000.
[ ] Transition report pursuant section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ________________

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

                                (425) 653-5505
                          (Issuer's telephone number)
                              ___________________

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

Not applicable

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000, the Registrant had 14,616,952 shares of Common Stock outstanding.


TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                           INTERACTIVE OBJECTS, INC.
                                  FORM 10-QSB
                     FOR THE QUARTER ENDED MARCH 31, 2000


Index                                                                      Page Number

PART I    FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheets at March 31, 2000 and December 31, 1999   4

          Consolidated Statements of Operations for the three months
          ended March 31, 2000 and 1999                                         5

          Consolidated Statements of Cash Flows for the three months ended
          March 31, 2000 and 1999                                               6

          Notes to Unaudited Consolidated Financial Statements                  7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                 8

PART II  OTHER INFORMATION

Item 1.   Legal Proceedings                                                    12

Item 2.   Changes in Securities                                                12

Item 3.   Defaults Upon Senior Securities                                      12

Item 4.   Submission of Matters to a Vote of Security Holders                  12

Item 5.   Other Information                                                    12

Item 6.   Exhibits and Reports on Form 8-K                                     12

SIGNATURE                                                                      13

PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets at March 31, 2000 and December 31, 1999

Consolidated Statements of Operations for the Three Months Ended March 31, 2000 and 1999

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2000 and 1999

Notes to Unaudited Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      March 31, 2000 and December 31, 1999

                                            March 31,         December 31,
                                              2000                1999
                                           (Unaudited)         (Audited)
                                           ----------          ---------
                     ASSETS
Current Assets
  Cash                                  $   1,522,765        $   1,922,392
  Certificate of deposit                      111,962              110,743
  Accounts receivable                          81,160              174,935
  Prepaid expenses                             43,845               67,994
                                         ------------         ------------
          Total current assets              1,759,732            2,276,064

Furniture and Equipment, at cost,
 less accumulated depreciation of
 $231,502 and $202,344                        364,718              371,042

Other Assets
 Deposits                                      17,161               17,161
                                          -----------         ------------
                                        $   2,141,611        $   2,664,267
                                          ===========         ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                      $     260,886        $     330,873
  Accrued expenses                             88,952              148,134
  Unearned revenue                             75,000               59,113
  Notes payable                                40,000               61,000
                                          -----------         ------------
       Total current liabilities              464,838              599,120


Stockholders' Equity
  Preferred stock, $.01 par
    value; 2,000,000
    authorized, no shares
    issued and outstanding
  Common stock, $.01 par
    value;50,000,000 shares
    authorized, 14,616,952
    shares issued and
    outstanding at March 31, 2000,
    and December 31, 1999                     146,169              146,169
  Additional paid-in capital                8,126,950            8,126,950
  Retained deficit                         (6,596,346)          (6,207,972)
                                          -----------         ------------
                                            1,676,773            2,065,147

                                        $   2,141,611        $   2,664,267
                                          ===========         ============

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Three Months Ended March 31, 2000 and 1999


                                       March 31, 2000       March 31, 1999
                                         (Unaudited)          (Unaudited)
                                       --------------       --------------
Revenues
  Service and sales                     $     298,119        $     582,830
                                        -------------        -------------
Expenses
  Labor and benefits                          461,618              885,228
  Selling, general and
    administrative                            244,271              494,169
                                          -----------         ------------
                                              705,889            1,379,397

          Loss from operations               (407,770)            (796,567)

  Interest Income                              19,396               27,017
                                          -----------         ------------
          Net loss                           (388,374)            (769,550)

Retained deficit,
  beginning of period                      (6,207,972)          (5,784,540)
                                          -----------         ------------

Retained deficit, end of period         $  (6,596,346)       $  (6,554,090)
                                          ===========         ============

Basic loss per share of
  common stock                          $       (0.03)       $       (0.05)
                                          ===========         ============

Weighted average common
  and common equivalent shares
  outstanding                              14,616,952           15,419,174
                                          ===========         ============

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
              For the Three Months Ended March 31, 2000 and 1999


                                        March 31, 2000      March 31, 1999
                                          (Unaudited)         (Unaudited)
                                        --------------      --------------
Cash Flows From Operating Activities
     Net loss                           $    (388,374)       $    (769,550)
     Adjustments to reconcile net
       loss to net cash used in
       operating activities
     Depreciation                              29,158               97,453
     Changes in operating assets
       and liabilities
          Accounts receivable                  93,775              (48,887)
          Prepaid expenses                     24,149               31,027
          Accounts payable                    (69,987)             195,233
          Accrued expenses                    (59,182)            (109,695)
          Unearned revenue                     15,887
          Other                                (1,219)              (1,936)
                                          -----------         ------------
          Cash Flows from
            Operating Activities             (355,793)            (606,355)

Cash Flows From Investing Activities
     Purchase of equipment                    (22,834)            (138,223)
                                          -----------         ------------

Cash Flows From Financing Activities
     Redemption of common stock                                   (475,000)
     Proceeds of notes payable                                     155,750
     Payments on notes payable                (21,000)             (14,600)
                                          -----------         ------------

          Cash Flows from
            Financing Activities              (21,000)            (333,850)
                                          -----------         ------------
          Net decrease in cash               (399,627)          (1,078,428)

Cash, beginning of period                   1,922,392            3,346,535
                                          -----------         ------------

Cash, end of period                     $   1,522,765        $   2,268,107
                                          ===========         ============

                           INTERACTIVE OBJECTS, INC.
             Notes to Unaudited Consolidated Financial Statements


Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of Interactive Objects, Inc. ("Interactive Objects") and its wholly owned subsidiary Avatar Interactive, Inc. ("Avatar"). Significant intercompany transactions have been eliminated in the accompanying unaudited consolidated financial statements. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the results of operations as reported for the interim period reflect all adjustments which are necessary for a fair presentation of operating results.


Note 2. Per Share Information

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Employee stock options outstanding (at March 31, 2000 or 1999), have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such options would be antidilutive. Also, stock purchase warrants outstanding (at March 31, 2000 or 1999) have not been reflected as exercised since the exercise of such warrants would be antidilutive.

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

     The Company was incorporated in the State of Washington in October 1995 and operated under the name Neoteric Media, Inc., d/b/a Interactive Objects, until August 1997. In August 1997, pursuant to the terms of an acquisition agreement with Asia Pacific Chemical Engineering Corp., a publicly-held Utah corporation with nominal assets and liabilities ("APCE"), Neoteric Media entered into a business combination with APCE. In the Neoteric Acquisition, the shareholders of Neoteric Media exchanged their stock for a majority of the then-outstanding common stock of APCE and Neoteric Media became a wholly-owned subsidiary of APCE (which changed its name to Interactive Objects). For accounting purposes, the Neoteric Acquisition was accounted for as a reverse purchase, with Interactive Objects as the continuing entity. The Company's audited financial statements include, since August 1997, the results of APCE operations, which were insignificant.

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

     For the quarter ended March 31, 2000, the Company's revenues were derived from its Information Appliance division and its software consulting group. To date, the Company has provided consulting services to predominately Fortune 1000 companies, including SAFECO, Microsoft, Airborne Express, Paccar, Pinnacle, CourtLink, Eddie Bauer and Port Townsend Paper. The Company's Information Appliances division focuses on emerging technology and strategic partnering with hardware, software and platform providers to deliver to consumers the tools they want to work, play, and function more efficiently. The development of the Microsoft Mobile Audio Player, the first digital audio player software for the Microsoft Windows CE operating system, is a direct product of this division's talent and focus. In addition, the Company completed an ongoing contract with Microsoft for the continuing development of streaming technology for the Windows CE operating system. With support for Windows Media Technologies, the Windows Media Audio (WMA) codec, as well as MP3, the Information Appliances division is positioned on the cutting edge of digital audio software technology. The Company anticipates that it will invest additional resources to product development for the Information Appliances division in the remainder of fiscal 2000. All costs incurred in the research and development of products and enhancements to existing products have been expensed as incurred.

Results of Operation - Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

     Revenues. Revenues for the three-month periods ended March 31, 1999 and 2000 decreased by 48.8% from $582,830 to $298,119, respectively. During the three-month period ended March 31, 2000, the Company's revenue was generated by its Information Appliances division and its consulting service group. The decrease in gross revenue is attributable primarily to a decrease in consulting services.

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs including salaries, taxes and benefits and other direct costs related to project performance, such as project specific independent contractor fees, labor costs, supplies and specific project related expenditures. The Company's labor and benefits expenses for the three-month periods ended March 31, 1999 and 2000 decreased by 47.8% from $885,228 to $461,618, respectively.
The decrease in labor and benefits expenses from the first quarter of 1999 compared to the same period in 2000 was directly attributable to the decrease in consulting services and contract labor for those services.

     At March 31, 2000, the Company had 11 employees in software consulting services and product development, 1 employee in sales and marketing, and 3 employees in general and administrative. In addition, the Company hires independent contractors to service project demand for the Company's consulting services on a project by project basis, and expects to continue to staff projects with both Company employees and independent contractors. The Company expects that it will hire additional staff if and as needed to meet demand from current clients and prospective clients whose projects are anticipated to commence within ninety days after hiring.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month periods ended March 31, 1999 and 2000 decreased by 50.6% from $494,169 to $244,271, respectively. In each period, these expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. Overall, selling, general and administrative expenses as a percentage of gross revenue were 81.9% for the three-month period ended March 31, 2000, as compared to 84.8% for the same period in 1999. Selling, general and administrative expenses decreased due to decreased staffing, investment in infrastructure and associated expenses. The Company believes that its selling, general and administrative expenses will increase in dollar amount for the remainder of fiscal 2000 as a result of an anticipated expansion of the Company's administrative staff required to support its growing operations and as a result of an increase in expenses associated with being an Exchange Act reporting company.

     Interest Income. Interest income for the three-month period ended March 31, 1999 and 2000 decreased by 28.2% from $27,017 to $19,396, respectively. This decrease was primarily due to lower available cash balances due to the use of funds for working capital purposes.

     Net Loss. The Company recognized a net loss for the three-month period ended March 31, 2000 of $388,374 compared to a net loss of $769,550 for the same period in 1999. The net loss as a percentage of gross revenue was 130.3% for the three-month period ended March 31, 2000, as compared to a net loss as a percentage of revenue of 132.0% for the same period in 1999. The reduction in net loss is due primarily to decreased labor and benefits costs and general and administrative costs.

Liquidity and Capital Resources

     At March 31, 2000, the Company had working capital of $1,294,894 compared with working capital of $1,676,944 at March 31, 1999. This decrease of $382,050 or 22.6% of working capital can be primarily attributed to the Company's loss from operations. At March 31, 2000, the Company had cash and cash equivalents of $1,522,765, as compared to $1,922,392 for the same period in 1999.

     In the first quarter of 2000, total cash used in operating activities was $355,793, as compared to $606,355 for the three months ended March 31, 1999. This decrease in cash used for operating activities was primarily due to an increase in collections of accounts receivable and, to a lesser extent, a decrease in operating costs. During the first three months of 2000, investing activities used net cash of $22,834 for purchases of equipment. In the same period last year, investing activities used net cash of $138,223 for purchases of equipment. At March 31, 2000, total cash used in financing activities was $21,000, compared with $333,850 in the first quarter of 1999. This decrease in cash used in financing activities can be primarily attributed to the redemption of $475,000 in common stock in the first quarter of 1999 that did not occur in 2000.

     Based on the Company's current proposed plans and assumptions relating to product releases and sales, the Company anticipates that it will not require additional capital financing through the fourth quarter of 2000. If the Company's plans change or its assumptions prove to be inaccurate, the Company may be required to seek additional equity and/or debt financing sooner than currently anticipated. The Company has no current arrangements related to additional financing. There can be no assurance that any additional financing will be available to the Company when needed, on commercially reasonable terms, or at all.

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

Year 2000 Compliance

     To date our systems and software have not experienced any material disruption due to the onset of the Year 2000. As discussed in prior filings, we undertook certain planning and implementation efforts. However, we cannot assure that we will not experience disruptions in the future as a consequence of the Year 2000 bug. We cannot quantify the amount of our potential exposure, but do not believe it to be material.


PART II--OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits.

Exhibit No.                             Description
-----------  ------------------------------------------------------------------
27.1         Financial Data Schedule.

(b)  Reports on Form 8-K.

     None.

                                  SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         INTERACTIVE OBJECTS, INC.


Dated:  May 12, 2000                     By:   /s/ Steven G. Wollach
                                               ----------------------------
                                         Steven G. Wollach
                                         President, Chief Executive Officer,
                                         Chief Financial Officer and
                                         Treasurer
                                         (Principal Executive, Financial
                                         and Accounting Officer)