Form 10QSB
period 2000-06-30
INTERACTIVE OBJECTS INC
filed 2000-08-11
CIK 1060228

Interactive Objects, Inc. Form 10-QSB
Three Months Ended June 30, 2000

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly and six-month period ended June 30, 2000.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000, the Registrant had 14,779,952 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

ITEM 1: FINANCIAL STATEMENTS.

                           INTERACTIVE OBJECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 2000 and December 31, 1999

                                                 June 30, 2000                 December 31, 1999
                                                  (Unaudited)                      (Audited)
                                             ---------------------          ----------------------
                               ASSETS
Current Assets
  Cash                                               $1,125,126                      $1,922,392
  Certificates of deposit                               113,207                         110,743
  Accounts receivable                                    79,766                         174,935
  Prepaid expenses                                       29,753                          67,994
                                                     ----------                      ----------

                  Total current assets                1,347,852                       2,276,064


Furniture and Equipment, at cost,
 less accumulated depreciation
 of $263,238 and $202,344                               364,460                         371,042

Other assets
  Deposits                                               17,161                          17,161
                                                     ----------                      ----------

                                                     $1,729,473                      $2,664,267
                                                     ==========                      ==========
*See accompanying notes to financial statements.


                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                               $   313,816                     $   330,873
     Accrued expenses                                   110,262                         148,134
     Unearned revenue                                         -                          59,113
     Notes Payable                                       19,000                          61,000
                                                    -----------                     -----------

            Total current liabilities                   443,078                         599,120

Stockholders' Equity
     Common Stock                                       147,807                        146, 169
     Additional paid-in capital                       8,309,350                       8,126,950
     Retained deficit                                (7,170,762)                     (6,207,972)
                                                    -----------                     -----------

                                                      1,286,395                       2,065,147
                                                    -----------                     -----------

                                                    $ 1,729,473                     $ 2,664,267
                                                    ===========                     ===========

*See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
      For the Three and Six Months Ended June 30, 2000 and June 30, 1999


                                                Three Months Ended                        Six Months Ended
                                        June 30, 2000        June 30, 1999        June 30, 2000        June 30, 1999
                                         (Unaudited)          (Unaudited)          (Unaudited)          (Unaudited)
                                     ------------------   ------------------   ------------------   ------------------
Revenues
  Service and sales                       $   150,221         $  1,203,096          $   448,340         $  1,785,926
Expenses
  Labor and benefits                          403,914              799,513              865,532            1,684,741
  Selling, general and
   administrative                             337,684              243,558              581,955              737,728
                                          -----------         ------------          -----------         ------------
                                              741,598            1,043,071            1,447,487            2,422,469
                                          -----------         ------------          -----------         ------------

Income (loss) from operations                (591,377)             160,025             (999,147)            (636,543)

Interest Income                                16,961               18,888               36,357               45,906
                                          -----------         ------------          -----------         ------------

     Net income (Loss)                    $  (574,416)        $    178,913          $  (962,790)        $   (590,637)
                                          ===========         ============          ===========         ============

Basic earnings (loss) per share of
 common stock                             $     (0.04)        $       0.01          $     (0.07)        $      (0.04)
                                          ===========         ============          ===========         ============
Diluted earnings (loss) per share
 of common stock                          $     (0.04)        $       0.01          $     (0.07)        $      (0.04)
                                          ===========         ============          ===========         ============
Weighted average number of
 common shares outstanding -
 basic                                     14,682,765           14,616,952           14,649,858          15,015, 847
                                          ===========         ============          ===========         ============
Weighted number of common shares
 outstanding - diluted                     14,682,765           15,210,102           14,649,858           15,015,847
                                          ===========         ============          ===========         ============

*See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
           For the Six Months Ended June 30, 2000 and June 30, 1999

                                                          June 30, 2000                     June 30, 1999
                                                           (Unaudited)                       (Unaudited)
Cash Flows From Operating Activities
  Net (Loss)                                                 $ (962,790)                      $  (590,637)
  Adjustments to reconcile net loss/gain to
    net cash used in operating activities
  Depreciation                                                   60,894                            47,179
  Changes in operating assets and liabilities
     Accounts receivable                                         95,169                          (194,390)
     Prepaid expenses and other                                  35,778                            52,961
     Accounts payable                                          (146,243)                           90,107
     Accrued expenses                                            91,314                          (208,234)
     Unearned revenue                                           (59,113)                          250,000
                                                             ----------                       -----------

     Cash flow from operating activities                       (884,991)                         (553,014)

Cash Flows from Investing Activities
     Purchase of equipment                                      (54,313)                         (114,409)

                                                             ----------                       -----------

     Cash flows from investing activities                       (54,313)                         (114,409)

Cash Flows from Financing Activities
     Issuance of stock                                          184,038
     Redemption of stock                                                                         (475,000)
     Payments on notes payable                                  (42,000)                          (11,666)
                                                             ----------                       -----------

     Cash Flows from financing activities                       142,038                          (486,666)
                                                             ----------                       -----------

     Net (decrease) in cash                                    (797,266)                       (1,154,089)

Cash, beginning of period                                     1,922,392                         3,346,535
                                                             ----------                       -----------

Cash, end of period                                          $1,125,126                       $ 2,192,446
                                                             ==========                       ===========

*See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
             Notes To Unaudited Consolidated Financial Statements

Note 1.  Basis of Presentation.

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

Note 2.  Per Share Information

     Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Except for the three months ended June 30, 1999, employee stock options outstanding have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such options would be antidilutive. Also, except for the period noted above, stock purchase warrants outstanding have not been reflected as exercised since the exercise of such warrants would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                           INTERACTIVE OBJECTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION

Statement of Forward-Looking Information

     This discussion and analysis should be read together with our condensed financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including but not limited to the factors set forth in the "Risk Factors," and "Business" contained in our Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1999. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

     Interactive Objects, Inc., which was founded in 1995 by several former Microsoft employees, is a rapidly growing designer, marketer and developer of Microsoft-compatible object software for both commercial Internet and intranet applications. Since our inception, we have continued to evolve by expanding our product offerings, by leveraging revenue generating intellectual property, and by hiring, retaining and training technically talented and motivated employees.

     Recent acquisitions, particularly that of Avatar Interactive in March 1999, have expanded and diversified our revenue base, augmented our ability to service customers' technology needs, and enabled us to offer a full range of software development services including custom software solutions, Internet development services, software training, and product testing. The Company's information appliances division continues to develop and enhance its research, and product development capabilities, which have been provided to a variety of customers, including Microsoft, iOmega and I-Jam Multi-media. Additionally, the Company's software consulting division provides a wide array of technology consulting services to a variety of Fortune 1000 companies including Microsoft, Airborne Express, SAFECO, Paccar, Pinnacle, CourtLink, Eddie Bauer and Port Townsend Paper.

Shift to Developing Microsoft-Based Products

     In the first quarter of 1998, we released two software component products and acquired a Novell-based software component product. Thereupon, we decided to focus our operations exclusively on developing Microsoft-based software component products. In October 1998, we released a suite of seven Microsoft-based components.

Acquisition of Avatar

     On March 31, 1999, we acquired Avatar Interactive, Inc., a Washington corporation ("Avatar") by means of a forward merger under which Avatar became a wholly-owned subsidiary of Interactive Objects. The merger was accounted for as a pooling-of-interests.

Products and Services

     For the quarter ended June 30, 2000, our reportable revenues were derived from the information appliances division and the software consulting group.

     The information appliances division's technology, which provides support for Windows Media Technologies, Windows Media Audio (WMA), codec and MP3, is stationed on the cutting edge of digital audio technology. The information appliances division has two primary objectives. First, providing clients with the necessary tools to navigate and use emerging technology. Second, forging and maintaining strategic partnerships with hardware, software and platform providers to deliver to our clients the necessary tools to use new technology more efficiently. Noteworthy information appliances division achievements include developing the Microsoft Mobile Audio Player, the first digital audio player software for the Microsoft Windows CE operating system and maintaining a long-term contract with Microsoft to develop streaming technology for the Windows CE operating system.

     We anticipate investing additional resources towards developing our information appliances division throughout the remainder of fiscal 2000. All costs incurred in the research and development of products and enhancements to existing products have been expensed as incurred.

Results of Operation - Three and Six Months Ended June 30, 2000 Compared to Same Period in 1999

     Revenues. Revenues for the three-month periods ended June 30, 1999 and June 30, 2000 decreased by 87.5% from $1,203,096 to $150,221, respectively. Revenues for the six months ended June 30, 1999 and June 30, 2000 decreased by 74.9% from $1,785,926 to $448,340, respectively. During the three and six month periods ended June 30, 2000, our revenue was generated by the information appliances division and the consulting services group. The decrease in gross revenue during the three and six months periods ending June 30, 2000, compared to the same period in the prior year is attributable primarily to a decrease in consulting services.

     Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes, employee benefits, and all other direct costs related to Company performance, including project specific independent contractor fees, labor costs, supplies and other miscellaneous related expenses. Our labor and benefits expenses for the three-month period ended June 30, 1999 and June 30, 2000 decreased by 49.5% from $799,513 to $403,914, respectively. During the six months ended June 30, 1999 and June 30, 2000, our labor and benefits expenses decreased by 48.6% from $1,684,741 to $865,532, respectively. The decrease in labor and benefits expenses from the second quarter and the first six months of 1999 compared to the same period in 2000 was directly attributable the decrease in consulting services and contract labor for those services.

     At June 30, 2000, we had 11 employees working in our software consulting services and product development department, 1 employee in our sales and marketing department, and 3 employees in our general and administrative department. We also retain and expect to continue hiring, on a case by case basis, independent contractors to augment our consulting and project-service capabilities. Generally, we hire independent contractors within 90 days of the intended project. We expect to hire additional staff, as needed, to meet the demands of both current and prospective clients.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month periods ended June 30, 1999 and June 30, 2000 increased by 38.6% from $243,558 to $337,684, respectively. In each period, these expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. This increase was due to an increase in administrative staff. Our expenses in this category were equal to 224.8% of our gross revenue for the three month period ended June 20, 2000, as compared to 20.2% for the same period in 1999. The increase as a percentage of gross revenue was due to the decrease in consulting revenue and the increase in new product development costs.

     Selling, general and administrative expenses for the six months ended June 30, 1999 and June 30, 2000 decreased by 21.1%from $737,728 to $581,955, respectively. This decrease was due to decreased staffing, investment in infrastructure and associated expenses, partially offset by increased new product development costs. Our expenses in this category was equal to 129.8% of our gross revenue for the six months ended June 30, 2000, as compared to 41.3 % for the same period in 1999. The increase as a percentage of revenue reflected reduced consulting revenue, and increased new product development costs.

     We believe that our selling, general and administrative expenses will increase in dollar amount for the remainder of fiscal 2000 as a result of an anticipated expansion of our administrative staff required to support its growing operations.

     Interest Income. Interest income for the three-month period ended June 30, 1999 and June 30, 2000 decreased by 10.2% from $18,888 to $16,961, respectively. This decrease is primarily due to lower available cash balances due to the use of funds for working capital purposes. Interest Income. Interest income for the six months ended June 30, 1999 and June 30, 2000 decreased by 20.8% from $45,906 to $36,357, respectively.

     Net Loss. Interactive Objects recognized a net loss for the three-month period ended June 30, 2000 of $574,416 compared to a net gain of $178,913 for the same period in 1999. The Company recognized a net loss of $962,790 for the six month period ended June 20, 2000, as compared with a net loss of $590,637 for the same period in 1999. Net loss as a percentage of gross revenue was 382.4% as compared with a 14.9% increase in income as a percentage of gross revenue in 1999. The net loss as a percentage of gross revenue was 214.7% for the six months ended June 30, 2000, as compared to a net gain as a percentage of revenue of 33.1% for the same period in 1999. This increase in net loss as a percentage of gross revenue was due primarily to an increase in new product development costs.

     Liquidity and Capital Resources. At June 30, 2000, we had working capital of $904,774 compared with working capital of $1,955,510 at June 30, 1999. At June 30, 2000, we had cash and cash equivalents of $1,347,852 as compared to $2,608,328 for the same period in 1999. In the first six months of 2000, total cash used in operating activities was $884,981, which was primarily due to purchases of equipment and operating expenses. During the first six months of 1999, total cash used in operating activities was $553,014 which was primarily due to the Company's net loss for the period, partially offset by unearned revenue. During the first six months of 1999 and 2000, investing activities used net cash of $54,313 and $114,409, respectively, to purchase equipment. During the first six months of 1999, total cash used in financing activities was $486,666, which represents redemption of stock and payments on notes payable. In the six months ended June 30, 2000, the Company generated cash of $142,038 from the sale of common stock, net of distributions to shareholders.

     Based on our current proposed plans and assumptions relating to product releases and sales, we anticipate that we may require additional capital financing in the fourth quarter of 2000. If our plans change or our assumptions prove to be inaccurate, we may be required to seek either additional equity or debt financing or both sooner than currently anticipated. We have no current arrangements to secure additional financing. Moreover, we cannot guarantee that any additional financing will be available to us when needed, or on commercially reasonable terms.

Miscellaneous Accounting Information

     Statement of Financial Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities" established accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 has no impact on our financial statements because we do not currently engage in any derivatives or hedging activities.

     Statement of Financial Standards No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" does not apply to us.

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

                                       INTERACTIVE OBJECTS, INC.


Dated:  August 10, 2000                By:   /s/ Steven G. Wollach
                                           ----------------------------


                                       Steven G. Wollach
                                       Chairman, Chief Executive Officer,
                                       Chief Financial Officer and Treasurer
                                       (Principal Executive, Financial and
                                        Accounting Officer)