Form 10QSB
period 2000-09-30
INTERACTIVE OBJECTS INC
filed 2000-11-14
CIK 1060228

Interactive Objects, Inc. Form 10-QSB
Three Months Ended September 30, 2000


                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly and nine-month period ended September 30, 2000.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to
     ________________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 2000, the Registrant had 14,900,702 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

ITEM 1:   FINANCIAL STATEMENTS.

                           INTERACTIVE OBJECTS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   September 30, 2000 and December 31, 1999


                                     ASSETS
                                                       September 30, 2000                December 31, 1999
                                                              (Unaudited)                        (Audited)
                                                       ------------------                -----------------
Current Assets
  Cash                                                        $   755,344                      $ 1,922,392
  Certificates of deposit                                         114,466                          110,743
  Accounts receivable                                             141,006                          174,935
  Prepaid expenses                                                127,032                           67,994
                                                              -----------                      -----------
            Total current assets                                1,137,848                        2,276,064

Furniture  and Equipment, at cost,
  less accumulated depreciation
  of 285,795 and 202,344                                          352,084                          371,042

Other assets
  Deposits                                                         17,161                           17,161
                                                              -----------                      -----------
                                                              $ 1,507,093                      $ 2,664,267
                                                              -----------                      -----------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                                            $   318,132                      $   330,873
  Accrued expenses                                                 93,698                          148,134
  Unearned revenue                                                                                  59,113
  Notes Payable                                                                                     61,000
                                                              -----------                      -----------
            Total current liabilities                             411,830                          599,120

Stockholders' Equity
  Common Stock                                                    149,007                          146,169
  Additional paid-in capital                                    8,476,870                        8,126,950
  Retained deficit                                             (7,530,614)                      (6,207,972)
                                                              -----------                      -----------
                                                                1,095,263                        2,065,147
                                                              -----------                      -----------
                                                              $ 1,507,093                      $ 2,664,267
                                                              ===========                      ===========

See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        For the Three and Nine Months Ended September 30, 2000 and 1999

                                                        Three Months Ended                               Nine Months Ended
                                              September 30,            September 30,           September 30,           September 30,
                                                  2000                     1999                    2000                    1999
                                               (Unaudited)              (Unaudited)             (Unaudited)             (Unaudited)
                                              -------------            -------------           -------------           -------------
Revenues
 Service and sales                              $  224,691               $  883,175             $   673,031              $2,669,101
Expenses
  Labor and benefits                               395,759                  583,789               1,261,291               2,268,530
  Selling, general and administrative              200,330                  246,218                 782,285                 983,944
                                                ----------               ----------             -----------              ----------
                                                   596,089                  830,007               2,043,576               3,252,474
                                                ----------               ----------             -----------              ----------

Income (loss) from operations                     (371,398)                  53,168              (1,370,545)               (538,373)

Interest Income                                     11,546                   21,463                  47,903                  67,368
                                                ----------               ----------             -----------              ----------
  Net income (Loss)                             $ (359,852)              $   74,631             $(1,322,642)             $ (516,005)
                                                ==========               ==========             ===========              ==========

Basic earnings (loss) per share of
 common stock                                   $    (0.02)              $     0.01             $    (0.09)              $    (0.03)
                                                ==========               ==========             ===========              ==========
Diluted earnings (loss) per share
 of common stock                                $    (0.02)              $     0.01             $    (0.09)              $   (0.03)
                                                ==========               ==========             ===========              ==========
Weighted average number of
 common shares outstanding -
 basic                                          14,804,778               14,616,952              14,701,875              14,881,421
                                                ==========               ==========             ===========              ==========
Weighted average number of common
 shares outstanding - diluted                   14,804,778               15,210,102              14,701,875              14,881,421
                                                ==========               ==========             ===========              ==========

See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2000 and 1999

                                                            September 30, 2000              September 30, 1999
                                                                   (Unaudited)                     (Unaudited)

Cash Flows From Operating Activities
  Net Loss                                                         $(1,322,642)                    $  (516,005)
  Adjustments to reconcile net loss to net
    cash flows from operating activities
  Depreciation                                                          83,451                          74,683
  Changes in operating assets and liabilities
    Accounts receivable                                                 33,929                        (218,698)
    Prepaid expenses and other                                         (62,761)                         41,047
    Accounts payable                                                   (12,741)                        108,969
    Accrued expenses                                                   (54,436)                       (229,250)
    Unearned revenue                                                   (59,113)                          5,184
                                                                  ------------                    ------------
    Cash flow from operating activities                             (1,394,313)                       (734,070)

Cash Flows from Investing Activities
    Purchase of equipment                                              (64,493)                       (127,365)
                                                                  ------------                    ------------
    Cash flows from investing activities                               (64,493)                       (127,365)

Cash Flows from Financing Activities
    Issuance of stock                                                  352,758
    Redemption of stock                                                                               (475,000)
    Payments on notes payable                                          (61,000)                        (32,666)

    Cash Flows from financing activities                               291,758                        (507,666)
                                                                  ------------                    ------------
    Net (decrease) in cash                                          (1,167,048)                     (1,369,101)
Cash, beginning of period                                            1,922,392                       3,346,535
                                                                  ------------                    ------------
Cash, end of period                                               $    755,344                    $  1,977,434
                                                                  ============                    ============

See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
             Notes To Unaudited Consolidated Financial Statements

Note 1.   Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of Interactive Objects, Inc. ("Interactive Objects") and its wholly owned subsidiary Avatar Interactive, Inc. Significant intercompany transactions have been eliminated in the accompanying unaudited consolidated financial statements. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results.

Note 2.   Per Share Information

Basic earnings per share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding in the period. Diluted earnings per share takes into consideration common shares outstanding (computed under basic earnings per share) and potentially dilutive common shares. Except for the three months ended September 30, 1999, employee stock options outstanding have not been reflected as exercised for the purposes of computing diluted earnings or loss per share since the exercise of such options would be antidilutive. Also, except for the period noted above, stock purchase warrants outstanding have not been reflected as exercised since the exercise of such warrants would be antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

                           INTERACTIVE OBJECTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATION

Statement of Forward-Looking Information

     This discussion and analysis should be read together with our condensed financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including but not limited to the factors set forth in the "Risk Factors," and "Business" contained in our Amended Annual Report on Form 10-KSB/A for the year ended December 31, 1999. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

     Interactive Objects, Inc. was founded in 1995 by several former Microsoft employees. Today, Interactive Objects (iObjects) is a leading designer of embedded software and hardware solutions for digital audio appliances. iObjects is the creator of the Dadio(TM) digital audio operating system and the Dharma(TM) digital audio reference design. iObjects' technology is featured in products such as Iomega's (NYSE:IOM) HipZip(TM) digital audio player and Microsoft's (NASDAQ:MSFT) Pocket PC(TM) Media Player. iObjects provides software engineering, hardware design, and manufacturing services, and offers licenses of its proprietary Dadio operating system and Dharma reference design to leading consumer electronics, PC manufacturers, and computer software companies.

     During the quarter ending September 30, 2000, iObjects shipped the first commercial version of its Dadio OS with Iomega's HipZip(TM) digital audio player. Using Dadio, the HipZip provides skip-free, CD-quality sound in a sleek, compact design and supports key music file formats such as mp3 and Microsoft's WMA. The HipZip also doubles as a PocketZip(TM) storage device, so you can download and transport spreadsheets, images and more. iObjects also announced an agreement with Red Hat, Inc. (NASDAQ:RHAT) to enable the development of a family of new digital audio playback devices based on the Dadio OS. The agreement provides a single solution for OEMs seeking entry into the rapidly growing market for digital audio playback devices. As part of the alliance, the companies also announced plans to co-develop a new Dadio system development kit
(SDK) for OEMs that greatly simplifies the design, development and manufacturing process of digital audio players.

     On July 10, 2000, iObjects named Dennis Tevlin, a former Microsoft executive, as its new President. Tevlin has since been named President and CEO succeeding Steve Wollach. Wollach remains an advisor to the company. While at Microsoft from 1992 until 1999, Tevlin held several senior positions including General Manager of MSN and Director of Marketing for Microsoft Office. Prior to Microsoft, Tevlin held various marketing and business development positions with ITT Information Systems and Alcatel NV. Tevlin holds an MBA from Cornell University and a BA from the University of Oregon. The company also promoted Mark Phillips to CTO and Senior Vice President of Research and Development and Tim Davis to Vice President of Program Management.

Shift to Product-Based Business Model

     Throughout this year, iObjects has gradually transitioned itself from a consulting services business to a product business designed to derive a recurring revenue stream from royalty licensing agreements. With the successful introduction of its Dadio OS and the subsequent commercial availability of Iomega's HipZip digital audio player, iObjects fully completed this transition. Moving forward, the company will be focused mainly on the development and licensing of its Dadio OS and Dharma platforms. In addition to the royalty licensing revenue derived from Dadio and Dharma, iObjects also derives revenue from providing R&D and custom engineering for producing prototypes, demonstration products, and concept designs. iObjects also derives revenue from providing on-going support and development services on a retainer basis to key customers.

     As a result of the transition, the company's Information Appliances Group product line is now the principal focus of the company. Operations of its Business Objects and of its Avatar Consulting Group were significantly reduced.

Products and Services

     For the quarter ended September 30, 2000, our reportable revenues were derived principally from the company's information appliances division, reflecting our increased focus in this area. The division's main product during this period, Dadio, is a digital audio operating system for embedded devices. Revenues for the quarter came from engineering design work done in the production of the HipZip and WinJam digital audio players which are both based on the Dadio OS. Because the HipZip shipped at the very end of September 2000, royalty revenue from this product was immaterial for the quarter.

     Dadio supports the most popular audio codecs including mp3, Microsoft WMA, Dolby AAC, Audible and Ogg Vorbis, and will manage large play lists of up to 6,000 hours or 100,000 songs. Dadio also integrates digital rights management
(DRM) capabilities, supporting both Microsoft's Windows Media(TM) and InterTrust's Rights/PD(TM) DRM software for embedded systems.

     The company has recently introduced a second key product - Dharma(TM). Dharma is an all-new hardware platform for digital audio that enables the development of a family of products based on a common, interoperable design. These products include portable digital audio players, Internet radios, digital audio receivers, digital home jukebox systems and digital car stereos. Dharma is a multi-purpose development platform that enables the creation of a full line of compatible products. Dharma standardizes the key hardware and software interfaces of a digital audio reference design so that core modules can be swapped in and out interchangeably.

     We anticipate investing additional resources towards developing our digital audio platform throughout the remainder of fiscal 2000.

Results of Operation - Three and Nine Months Ended September 30, 2000 Compared to Same Period in 1999

     Revenues. Revenues for the three-month periods ended September 30, 1999 and September 30, 2000 decreased by 75.0% from $833,175 to $224,691, respectively. Revenues for the nine months ended September 30, 1999 and September 30, 2000 decreased by 74.8% from $2,669,101 to $673,031, respectively. During the three and nine month periods ended September 30, 2000, our revenue was generated principally by the information appliances division. The decrease in gross revenue during the three and nine months periods ending September 30, 2000, compared to the same period in the prior year is attributable primarily to a decrease in consulting services.

     Labor and Benefits Expenses. This category comprises all internal labor costs including: salaries, taxes, employee benefits, and all other direct costs related to Company performance, including project specific independent contractor fees, labor costs, supplies and other miscellaneous related expenses. Our labor and benefits expenses for the three-month period ended September 30, 1999 and September 30, 2000 decreased by 32.0% from $583,789 to $395,759, respectively. During the nine months ended September 30, 1999 and September 30, 2000, our labor and benefits expenses decreased by 44.4% from $2,268,530 to $1,261,291, respectively. The decrease in labor and benefits expenses from the third quarter and the first nine months of 1999 compared to the same period in 2000 was directly attributable the decrease in consulting services and contract labor for those services.

     At September 30, 2000, we had 12 employees working in our software consulting services and product development department, 2 employees in our sales and marketing department, and 2 employees in our general and administrative department. We also retain and expect to continue hiring, on a case-by-case basis, independent contractors to augment our consulting and project-service capabilities. Generally, we hire independent contractors within 90 days of the intended project. We expect to hire additional staff, as needed, to meet the demands of both current and prospective clients.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses for the three-month periods ended September 30, 1999 and September 30, 2000 decreased by 18.6% from $246,218 to $200,330, respectively. In each period, these expenses consisted primarily of employee recruiting, travel, professional fees, occupancy costs, telephone and related Internet connectivity fees, computer network costs, office expenses and supplies, marketing, advertising and new business development costs. This decrease was due to an decrease in administrative staff. Our expenses in this category were equal to 89.2% of our gross revenue for the three-month period ended September 30, 2000, as compared to 27.8% for the same period in 1999. The increase as a percentage of gross revenue was due to the decrease in consulting revenue and the increase in new product development costs.

     Selling, general and administrative expenses for the nine months ended September 30, 1999 and September 30, 2000 decreased by 20.5% from $983,944 to $782,285, respectively. This decrease was due to decreased staffing, investment in infrastructure and associated expenses, partially offset by increased new product development costs. Our expenses in this category was equal to 116.2% of our gross revenue for the nine months ended September 30, 2000, as compared to 36.9% for the same period in 1999. The increase as a percentage of revenue reflected reduced consulting revenue, and increased new product development costs.

     We believe that our selling, general and administrative expenses will increase in dollar amount for the remainder of fiscal 2000 as a result of an anticipated expansion of our administrative staff required to support its growing operations.

     Interest Income. Interest income for the three-month period ended September 30, 1999 and September 30, 2000 decreased by 46.2% from $21,463 to $11,546, respectively. This decrease is primarily due to lower available cash balances due to the use of funds for working capital purposes. Interest Income. Interest income for the nine months ended September 30, 1999 and September 30, 2000 decreased by 28.9% from $67,368 to $47,903, respectively.

     Net Loss. Interactive Objects recognized a net loss for the three-month period ended September 30, 2000 of $359,852 compared to a net gain of $74,631 for the same period in 1999. The Company recognized a net loss of $1,322,642 for the nine-month period ended September 30, 2000, as compared with a net loss of $516,005 for the same period in 1999. Net loss as a percentage of gross revenue was 160.2% as compared with a 8.5% increase in income as a percentage of gross revenue for the same period in 1999. The net loss as a percentage of gross revenue was 196.5% for the nine months ended September 30, 2000, as compared to a net loss as a percentage of revenue of 19.3% for the same period in 1999. This increase in net loss as a percentage of gross revenue was due primarily to an increase in new product development costs.

     Liquidity and Capital Resources. At September 30, 2000, we had working capital of 1,549,678 compared with working capital of $2,044,690 at September 30, 1999. At September 30, 2000, we had cash and cash equivalents of $869,810 as compared to $2,086,977 for the same period in 1999. In the first nine months of 2000, total cash used in operating activities was $1,394,313, which was primarily due to operating expenses. During the first nine months of 1999, total cash used in operating activities was $734,070 which was primarily due to the Company's net loss for the period, partially offset by unearned revenue. During the first nine months of 1999 and 2000, investing activities used net cash of $127,365 and $64,493 respectively, to purchase equipment. During the first nine months of 1999, total cash used in financing activities was $507,666, which represents redemption of stock and payments on notes payable. In the nine months ended September 30, 2000, the Company generated cash of $291,758 from the sale of common stock, net of payments on notes payable.

     Based on our current proposed plans and assumptions relating to product releases and sales, we anticipate that we may require additional capital financing in the future. We have no current arrangements to secure additional financing. However, we cannot guarantee that any additional financing will be available to us when needed, or on commercially reasonable terms.

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

                                       INTERACTIVE OBJECTS, INC.


Dated:  November 10, 2000              By: /s/ Dennis J. Tevlin
                                           ----------------------------
                                           Dennis J. Tevlin

                                       President and Chief Executive Officer