Form 10KSB
period 2000-12-31
INTERACTIVE OBJECTS INC
filed 2001-04-02
CIK 1060228

================================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 ---------------

                                   FORM 10-KSB
                   [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

                 [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _____________ to ___________________

                        Commission file number 000-25373

                            Interactive Objects, Inc.
                          ----------------------------
                 (Name of Small Business Issuer in Its Charter)

         State of Washington                             87-0434226
         -------------------                             ----------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

          12600 SE 38th Street, Suite 150, Bellevue, Washington 98006
          ----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (425) 653-5505
                                --------------
                          (Issuer's telephone number)

     Securities registered under Section 12(b) of the Exchange Act: None.

               Securities registered under Section 12(g) of the
                                 Exchange Act:

                         Common Stock, $.01 par value
                              -------------------

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The Registrant's revenues for its most recent fiscal year were $1,189,503.

As of January 24, 2001, there were 14,952,602 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by persons other than officers, directors and 5% shareholders (13,424,577 shares) was approximately $20,136,866 based on the average of the high and low sale prices on that date ($1.50).

Transitional Small Business Disclosure Format (check one): [_] Yes [x] No
================================================================================

                               TABLE OF CONTENTS

                                                                                                              Page
PART I   ..................................................................................................     3

Item 1.  DESCRIPTION OF BUSINESS...........................................................................     3

Item 2.  DESCRIPTION OF PROPERTY...........................................................................    14

Item 3.  LEGAL PROCEEDINGS.................................................................................    14

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............................................    14

PART II  ..................................................................................................    15

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................................    15

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION..............    15

Item 7.  FINANCIAL STATEMENTS..............................................................................    19

Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..............    34

PART III ..................................................................................................    34

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF
         THE EXCHANGE ACT..................................................................................    34

Item 10. EXECUTIVE COMPENSATION............................................................................    36

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................    38

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................    39

Item 13. EXHIBITS AND REPORTS ON FORM 8-K. ................................................................    40

                                    PART I

                        Item 1. DESCRIPTION OF BUSINESS

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors discussed under "Risk Factors" in Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

The Company

During 2000, the Company completed the transition from primarily a website and other computer system consulting services business to a business focused on developing and designing software and hardware for high quality and feature rich digital audio recording and playback. In addition to licensing its proprietary technology, the Company provides software engineering, hardware design and manufacturing services to consumer electronics companies, PC manufacturers, and computer software companies. The Company's objective is, through the digital audio operating system and reference design the Company has developed (see Products and Services below), to be to digital audio devices what Microsoft is to computers - the standard operating system expected by end users and supported by software developers worldwide. However, the Company believes it will still be successful with a lower level of market share than this.

On October 20, 2000, Dennis Tevlin was appointed to the additional office of Chief Executive Officer as successor to Steve Wollach after having been appointed President on July 10, 2000. The appointment of Mr. Tevlin was the result of the shift in Company focus to the digital audio market. Mr. Tevlin was employed at Microsoft Corporation (Microsoft) from 1992 until 1999, holding several senior positions there, including General Manager of MSN and Director of Marketing for Microsoft Office. Prior to his employment at Microsoft, Mr. Tevlin held various marketing and business development positions with ITT Information Systems and Alcatel NV. Mr. Tevlin holds an MBA from Cornell University and a BA from the University of Oregon.

History

The Company's predecessor was incorporated in 1995 as a Washington corporation under the name Neoteric Media, Inc. d/b/a Interactive Objects ("Neoteric Media"). In August 1997, Neoteric Media consummated a business combination with Asia Pacific Chemical Engineering Corp., a publicly-held Utah corporation with nominal assets and liabilities ("APCEC"), whereby the shareholders of Neoteric Media exchanged their stock for a majority of the then-outstanding common stock of APCEC, and Neoteric Media became a wholly-owned subsidiary of APCEC, Thereafter, APCEC changed its name to Interactive Objects, Inc and reincorporated in the State of Washington as the Company in April 1998. Neoteric Media was merged into the Company in October 1998.

Effective March 31, 1999, the Company acquired Avatar Interactive, Inc., a Washington corporation ("Avatar"). The acquisition of Avatar was effected by means of a forward merger of a newly formed Washington corporation and wholly-owned subsidiary of the Company with and into Avatar, pursuant to the terms of an Agreement and Plan of Merger dated March 31, 1999. Following the merger, Avatar became a wholly-owned subsidiary of the Company. During 2000, all Avatar operations were ceased as the Company no longer operates in the business formerly undertaken by Avatar.

The Music Industry and Digital Audio

In the last few years, new technologies have coalesced to provide a superior way to find and listen to your favorite music. New compression formats such as mp3, and new PC software programs for encoding (or ripping in the digital audio vernacular) and decoding for playback, have made it possible to create electronic, portable versions of your favorite songs that can be played on your PC and shared across the Internet. Increased access and bandwidth to the Internet, particularly in college dormitories, has spawned new peer-to-peer networking schemes such as Napster, Gnutella and Aimster that allow people to easily locate and download their favorite songs. Napster alone has reached over 56 million registered users and enabled a record 1.4 billion songs to be downloaded in November of 2000 prior to certain court rulings which are expected to change Napster's business model. In short order, PCs have replaced stereo systems as the primary music source in most college dorm rooms.

With music being perhaps the most universal application in the world, the Company believes the digital audio revolution does not stop with the PC, but rather it is just the beginning. People want music wherever they are - on the go, in the car or in the home. Also, despite the fact that better speaker systems are becoming available for the PC, the PC is not likely to ever be a high enough quality playback system. To address these deficiencies, new product categories have been developed. The market for portable digital audio players is expected to grow quickly over the next few years. These new digital audio players are expected by most industry experts to replace Walkmans as the primary portable music player technology available. Internet Radios are also appearing on the market place as are Digital Home Jukeboxes, Digital Audio Receivers and Digital Car Stereos. This is why many industry observers believe that, over the coming years, digital music playback and recording systems will revolutionize the market for consumer audio.

Because of these and other factors, it is becoming apparent that a transformation in the music industry is about to take place including: how music will be distributed, who will distribute it, and who will add value in the process that takes music from the recording artist to the listening audience. Although at this time it is not known exactly what the landscape will be after the transformation, it is clear that digital audio technology will be a part of it. The Company intends to be in at the ground level in this transformation.

Products and Services

The Company's primary products are an operating system (Dadio(TM)) and reference design (Dharma(TM)) which enable an Original Equipment Manufacturer (OEM) to create a family of products with standardized software and hardware interfaces whereby core modules can be swapped in and out interchangeably. This is an important advantage as, prior to the Company's products, consumer electronics and other companies were forced to expend significant time and resources developing each individual product offering. In addition, those product offerings were not easily upgradable and they did not easily "speak to each other." With the Company's products, a consumer electronics company can move more quickly to market with a family of products including portable players, digital receivers, digital car stereos, internet radios and digital jukeboxes and focus on the areas of the value chain where they are most competent such as manufacturing, distribution, branding, and customer service.

The Dadio(TM) OS is a robust embedded operating system which can be custom configured based on the product offering. It can be configured for a low cost portable digital audio player or a feature-rich jukebox system and anything in between. Dadio, which supports the most popular audio codecs including mp3, Microsoft Windows Media Audio (WMA), Dolby AAC, Audible and Ogg Vorbis, will manage large play lists of up to 6,000 hours or 100,000 songs and integrates digital rights management capabilities. In addition, it enables interactive device-to-device communication and is streamlined for maximum efficiency.

The Dharma(TM) platform is a hardware design that eases the difficulty in manufacturing digital audio appliances. Together, the Dadio(TM) OS and the Dharma(TM) platform are the first completely integrated software and hardware solution that comes preconfigured for the most popular digital audio products.

In addition to its product offerings, the Company provides engineering services, which include producing prototypes, demonstration products and concept designs. Engineering services usually lead to the potential for a license agreement as the Company's technology is integrated into the final product being designed. In addition to generating revenues from these services, the Company gains valuable knowledge from the research and development effort, which can be applied to its operating system.

In March 2001, the Company announced its intention to introduce and distribute a new line of products under the iObjects Darwin(TM) brand name. Following this, the Company plans to introduce a Digital Audio Jukebox for use in home stereo and entertainment systems, and a Digital Car Stereo System that will allow users to access their entire digital music collection at any time. This product offering will not only potentially provide a new source of revenue for the Company, but will enable the Company to more easily demonstrate the unique capabilities of the Dadio(TM) and Dharma(TM) products to its customers, something for which the Company's customers have been asking

Customers and Markets

The Company's products and services are marketed to a wide variety of companies seeking digital audio solutions including OEMs, consumer electronic companies, PC manufacturers, software companies, consumer and industrial music distributors, internet radio content providers, broadcasters and others. In 2000, the Company's revenues were derived primarily from two customers, Iomega Corporation (Iomega) and Microsoft. During the year Iomega began shipping its HipZip(TM) product, which incorporates the Dadio(TM) OS. The Company earned engineering service and royalty revenues from Iomega in 2000. Revenues from Microsoft in 2000 came from both the Company's consulting services and the Company's digital audio engineering services. The Company expects that in the future its customer base will be more diversified.

Certain of the Company's customers prefer that the existence of their relationship with the Company not be disclosed to the public (for example, OEMs selling their product under their own label). In other cases customers will allow such disclosure, but not the detailed terms of the Company's contractual agreements. Following are some of the relationships and the related terms the Company can disclose.

Cirrus Logic

Cirrus Logic (Cirrus) has entered into a development services and royalty-licensing agreement with the Company to adopt the Company's Dharma(TM) reference design for its new generation of Maverick(TM) microprocessor-based hardware reference designs for digital audio appliances. Maverick is the leading system on a chip (SOC) microprocessor specifically designed for digital audio devices. Together these products enable a new generation of audio products including portable digital audio players, internet radios, digital audio receivers, digital home jukebox systems and digital car stereos.

Cirrus has also engaged the Company under a separate development services agreement to provide codec optimizations for both decoding and encoding digital audio using the mp3 and Windows Media Audio file formats for its Maverick(TM) microprocessor line. These optimizations allow Cirrus to support these file formats natively and ensure high quality playback and recording on devices that incorporate the Maverick(TM) chip set.

Iomega

Iomega has licensed the use of the Dadio(TM) OS in its HipZip(TM) digital audio player. Using Dadio, the HipZip(TM) provides skip-free, CD-quality sound in a sleek, compact design and supports key music file formats such as mp3 and Microsoft's WMA. The HipZip(TM) also doubles as a PocketZip(TM) storage device, enabling the downloading and transfer of spreadsheets, images and more. Iomega pays the Company for engineering design services and a royalty for each unit shipped which incorporates the Company's technology.

Nikko Electronics

The Company has an agreement with Nikko Electronics (Nikko) whereby it will license and manufacture a range of digital audio products using the Company's Dharma(TM) hardware design and Dadio(TM) OS. Nikko is a recognized leader in the manufacture of consumer electronics products worldwide. It will build and distribute products based on the Company's technology under multiple brands through its worldwide distribution channels. The Company will earn a royalty based on each device sold under this agreement.

SSI Computer Corporation

The Company has a royalty bearing licensing and design services agreement with SSI Computer Corporation (SSI) whereby SSI will utilize the Company's Dharma(TM) hardware platform and Dadio(TM) OS for the development of a new line of digital audio players to include home, portable and car stereo products. SSI is a leading supplier of PC peripheral equipment and an early pioneer in the distribution of digital audio players utilizing the popular mp3 codec. The product line will be built using the Cirrus Maverick(TM) microprocessor family and will be sold under SSI's brand name "NEO", through private label distributors and system integration partners.

Trans World Entertainment Corporation

The Company has an agreement with Trans World Entertainment Corporations (Trans World) whereby the Company will develop a multimedia entertainment system with listening and viewing stations for Trans World's nearly 1,000 retail locations. Trans World is one of the largest specialty music and video retailers in the United States. If Trans World elects to go forward with the implementation of the system in its retail locations, the Company will do the implementation using its Dharma(TM) platform and Dadio(TM) OS, and provide in-store content distribution servers to stream content to entertainment stations in each retail location.

The new system will be designed to enhance the in-store experience of customers by enabling access to a complete library of music (150,000 CDs) and video trailers (10,000). Customers will have the ability to sample and purchase from a store's complete inventory by using one of the 25 or more entertainment kiosks distributed throughout each store. The kiosks will interact with the main system through a centrally managed networked infrastructure.

Strategic Relationships

The Company engages in strategic relationships when they are consistent with the overall strategy of the Company and benefit both parties. Currently, the Company has several relationships the most significant of which is with Cirrus.

Cirrus is the leading provider of high-performance DSP chip solutions for digital audio devices. Cirrus has selected Dharma(TM) as its default platform for its new generation of Internet Maverick(TM) microprocessor-based hardware reference designs for digital audio appliances.

In addition, the following companies have committed to support the Company's Dharma(TM) platform for digital audio appliances: Microsoft, IBM, DataPlay, Digital Harmony, Inari, SRS Labs, Dolby Laboratories, Sandisk, Netchip Technology, and InterTrust.

Marketing and Distribution

The Company currently markets its products and services primarily through word-of-mouth and general market reputation. The Company expects that it will obtain new customers though its strategic partnerships and other marketing relationships with companies in the digital audio value chain. With its new iObjects product line, the Company intends to continue to establish an easily recognized brand image which is equated with high quality and rich features. When possible, the Dadio(TM) design is affixed visibly on the devices that run the operating system.

The Company uses its website to provide its partners, clients, customers and investors with information. The Company's website provides cost-effective publicity of the Company and its products while advertising the service opportunities. The website also provides the public with accurate, timely, and compelling information about the Company by highlighting its latest press releases, investor relations information and extensive developments relating to past, current and future engineering and licensing efforts.

Media and analyst relations will remain a core component of the Company's promotional campaign. The Company believes that press coverage of the Company is a cost-efficient way to increase visibility and establish credibility. The Company has already received positive coverage in Web Techniques, The Seattle Times, The Seattle Post-Intelligencer, Washington CEO magazine, Puget Sound Business Journal, Business Week, and CNET's electronic magazine, AnchorDesk. The Company intends to continue to invest in this channel through press/analyst tours with the objective of generating further interest and visibility in industry, general business and regional publications.

Acquisitions

The software industry has experienced and is expected to continue to experience a significant amount of consolidation. While the Company expects that it will grow internally, the Company continually evaluates potential acquisitions of complementary businesses, products and technologies, that among other things, could expand the breadth and depths of its products and organization.

Competition

The market for the Company's products is intensely competitive, subject to rapid change, and can be significantly affected by new product introductions and related marketing activities of industry participants. There is currently no known market leader in the digital audio software development market. The Company's primary competition comes from the consumer electronic and OEM companies themselves in the form of their internal development teams should they choose to address the software component of the digital audio products they plan to market.

The Company believes the principal competitive factors in these markets to be: product quality, flexibility, performance, functionality and product features, company reputation and price.

Many of the Company's competitors have longer operating histories, more resources (financial, technical, and marketing), greater name recognition and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products than the Company. The Company believes that its product positioning and its dedication to high quality, reliable products will enable it to gain competitive advantage in the market. In addition, since the Company's primary competitors are in-house developers, who can use the Company's expertise to better fulfill their responsibility, the Company believes this offers the potential to transform their relationship with the Company from that of a competitor to that of a customer.

Research and Development

The Company incurred $1,354,306 and $879,352 in research and development costs in 2000 and 1999 respectively. The costs in 2000 were primarily incurred in developing the Dadio(TM) and Dharma(TM) products as well as in performing engineering services for the Company's customers. The Company believes it will continue to incur significant research and development costs as it expands its product offerings and adds features to its operating system.

Intellectual Property and Other Proprietary Rights

The Company relies primarily on a combination of copyright, patent, trademark and trade secret laws, confidentiality procedures and contractual provisions to protect its proprietary rights. The Company also believes that factors such as the technological and creative skills of its personnel, new product developments, frequent product enhancements, name recognition and reliable product maintenance are essential to establishing and maintaining a technological leadership position. The Company believes its current intellectual property rights are sufficient to carry on its business as currently conducted. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's products is difficult, and while the Company is unable to determine the extent to which piracy of its software products exists, software piracy can be expected to be a persistent problem. In addition, the laws of some foreign countries do not protect the Company's proprietary rights as fully as do the laws of the United States. There can be no assurance that the Company's means of protecting its proprietary rights in the United States or abroad will be adequate or that competition will not independently develop similar technology. See "Item 1. Description of Business - Risk Factors."

The Company is not aware that it is infringing on the proprietary rights of any third parties. There can be no assurance, however, that third parties will not claim infringement by the Company of their intellectual property rights. The Company expects that digital audio software developers will increasingly be subject to infringement claims as the number of products and competitors in the Company's industry segment grows and the functionality of products in different industry segments overlaps. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, if at all. In the event of a successful claim of product infringement against the Company and failure or inability of the Company to license the infringed or similar technology, the Company's business, operating results and financial condition could be materially and adversely affected.

Employees

As of December 31, 2000, the Company had a total of 16 employees, all of whom were based in the Bellevue, Washington area. The Company's future success depends, in part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be good. See "Item 1. Description of Business - Risk Factors."

Risk Factors

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

The Company was founded in 1995. The Company has had a limited operating history, and has not had profitable operations on an annual basis since inception. It lost $1,986,757 in 2000 and had an accumulated deficit of $8,194,729 as of December 31, 2000. Because of its limited history, there is little information that investors can use to analyze its financial results.

       The Company's ability to make a profit is dependent upon:

       -     its ability to successfully license our platform to third parties;

       -     its ability to secure software engineering contracts, and

       -     the overall growth in the digital audio industry.

If the Company continues to operate at a loss, it will have to obtain additional capital in the future and it cannot be certain that it would be able to obtain such capital on acceptable terms, if at all.

There can be no assurance that sales of its current or future products will meet its expectations.

       For example:

       - the Company may introduce products later to market than expected or later to market than its competitors introduce their products; or

       -     competitors may introduce competitive products at lower prices.

The Company could experience delays in its expected product availability because:

       - third parties may fail to enhance their products or delay enhancement of their products and its products are based on their technology; or

       -     key employees may leave Interactive Objects.

It is difficult to assess or predict with any assurance the size or growth rate, if any, of the digital audio market.

There can be no assurance that the digital audio market will continue to develop, or that its products will be successful in this market. Its business, operating results and financial condition could be adversely affected if any of the following occur:

       -     the markets do not remain successful or do not continue to develop;

       -     the markets develop more slowly than the Company expects;

       -     the markets attract new competitors; or

       -     its products do not achieve market acceptance.

Even if the Company's products gain broader market acceptance, some of the Company's competitors have advantages over it and there are no assurances that the Company can be successful in this competitive market.

The market for digital audio software applications is competitive and subject to rapid change. Further, the market can be significantly affected by the introduction of new products and other activities of companies. The Company's competitors offer a variety of products and services to address the needs of the market in which the Company sell its products. The Company believes that the principal competitive factors in this market are:

       -     product quality,

       -     flexibility,

       -     performance,

       -     functionality and product features,

       -     company reputation, and

       -     price.

Some of the Company's competitors and future competitors have an advantage over it because they:

       - have significantly greater financial, technical, and other resources,

       -     have greater name recognition, and

       -     have well-established relationships with its potential customers.

As a result, the Company's current and future competitors may be able to devote greater resources to the development of their products than the Company can. There can be no assurance that it will be able to compete successfully against current and future competition, and the failure to do so would have a materially adverse effect upon its business, operating results and financial condition.

Future operating results are uncertain and the Company expects to see fluctuations in its quarterly operating results.

The Company cannot accurately forecast its revenues because of its limited operating history and the evolving nature of the market in which it competes.

The Company may experience significant fluctuations in its quarterly operating results due to many factors which are outside its control, including the following:

      -      demand for its services,

      -      level of competition in the industry,

      -      budget cycles of its customers,

      -      timing of new product introductions and product enhancements,

      -      mix of products and services sold,

      -      activities of and acquisitions by competitors,

      -      hiring new employees,

      - its ability to develop and market new products and control costs, and

      - general economic conditions and economic conditions specific to digital audio market

The Company depends on third parties for certain non-core operational functions.

To successfully compete in the software development industry, the Company must continue to develop new products and continue to train its engineers in the latest technologies.

The Company's existing technology and systems can become obsolete because:

       - the software development market is rapidly evolving and the Company might not be able to keep up with the changes,

       - new products and services with new technology are introduced to the market, and

       - new industry standards may be developed which are different than the standards upon which its products are based.

There can be no assurance that it will be successful in continuing to develop new products. The Company also cannot be sure that its new products will achieve market acceptance. If the Company is not successful (for technical, legal, financial or other reasons) in responding in a timely manner to changes in technology and customer preferences, significant delays in product development or introduction of new products would have a seriously negative affect on its business.

The Company's success depends in a large part on the continuing service of key personnel.

Changes in management could have a negative impact on the Company's business. The loss of service of one or more of its executive officers or key technical personnel could have a materially adverse affect on its business.

The Company's success depends on recruiting and retaining highly skilled technical personnel.

The Company must be able to hire highly skilled software engineers and programmers. The technological and creative skills of the Company's employees are also factors which influence its success in securing key software development contracts. The competition for skilled technical employees is intense and there can be no assurance that the Company will be successful in retaining or recruiting such personnel. The Company must compete with companies that possess greater financial and other resources than it does, and that may be more attractive to potential employees and contractors. To be competitive, the Company may have to substantially increase the compensation, bonuses, stock options and other fringe benefits offered to employees in order to attract and retain such personnel. The additional costs in retaining or attracting new personnel may have a materially adverse affect on the Company's business, its product launches, and its operating results.

The Company may be sued for software defects or liability claims.

Software products frequently contain errors or defects, especially when first introduced or when new versions or enhancements are released. While to date the Company has not been sued because of its software products, there can be no guarantee that defects and errors will not be found in current versions, new versions or enhancements of its products. If this were to occur, the Company would suffer a loss of revenues, delay in market acceptance of its products, or unexpected re-programming costs. Any of these things would have a materially adverse affect on our business, operating results and financial condition.

The Company relies on various intellectual property laws, confidentiality procedures and contractual provisions to protect its proprietary rights.

Protection for the Company's software, documentation and other written materials is limited. Trade secret, trademark and copyright laws provide only limited protection. Unauthorized persons may attempt to copy part of the Company's products or to obtain and use information that the Company believes is proprietary. There can be no assurance that these laws will adequately protect its proprietary rights in the United States or abroad.

The Company does not believe it is infringing on the proprietary rights of others. However, there can be no guarantee that third parties will not claim that the Company is infringing on their rights. In fact, the Company expects that software product developers will have more claims of infringement as the number of products and competitors in its industry grows and the software begins to overlap into other industry segments. If the Company was subject to an infringement claim, it would have a materially adverse impact on its business because it would:

       -     be time consuming to defend;

       -     result in costly litigation;

       -     divert its management's attention and resources;

       -     cause its product shipments to be delayed; or

       - require that the Company enter into royalty or licensing agreements, which may not be available to it on favorable terms, if at all.

The Company does not plan to pay cash dividends.

The Company intends to keep all of its earnings, if any, for use in its business and does not plan to pay cash dividends in the foreseeable future. Its Articles of Incorporation and Bylaws allow for dividends to be subject to the discretion of its Board of Directors and any terms and conditions imposed by law.

The Company has anti-takeover provisions in its Articles of Incorporation.

The Company also has certain provisions in its Articles of Incorporation and Bylaws that could make a merger, tender offer or proxy contest more difficult. One of these provisions is a staggered Board of Directors. Its Board of Directors is divided into three classes and each class serves for three year terms. Because they are elected on staggered years, it is more difficult for a third party to attempt to take control of its Board of Directors by nominating a new slate of directors at one time.

If the Company's outstanding Options are exercised holders of its Common Stock immediately prior to the exercises will likely experience dilution of their shares.

Also, sales in the public market of the Common Stock underlying these options may adversely affect prevailing market prices for its Common Stock and may adversely affect the Company's ability to obtain additional equity financing.

At December 31, 2000, there was an aggregate of 5,782,100 shares of Common Stock issuable upon exercise of options granted under its stock option plans of which 2,483,725 are exercisable at that date. The weighted-average exercise price of the exercisable options is 1.44 per share.

The Company may experience extreme changes in its stock price.

Like other emerging technology companies, the market price of the Company's Common Stock has been and may continue to be extremely volatile. Since its Common Stock began listing on the OTC Bulletin Board in September 1997, the selling price of the Common Stock has ranged from a high of $9.94 to a low of $0.63. This is the result of a number of factors including:

       -     quarterly fluctuations in its results of operations,

       -     the announcement of technological innovations,

       - the introduction of new products by Interactive Objects or its competitors,

       - general conditions in the computer software and hardware industries, and

       - the extreme price and volume fluctuations of the stock market in general and for publicly traded high-tech stocks in particular.

These market fluctuations may materially and adversely affect the market price of the Company's Common Stock.

Because the Company is traded on the OTC Bulletin Board, it cannot guarantee there is an orderly public market for its Common Stock. Further, there are numerous risks related to buying low-priced stocks (stocks that are less than $5.00 per share).

The Company's Common Stock is currently traded on the OTC Bulletin Board. As a result, it may be more difficult to sell the Common Stock or to obtain accurate quotations of the market value of its Common Stock as compared to shares that are traded on the Nasdaq trading market or an exchange. There can be no assurance that a regular trading market will be sustained.

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

These additional burdens on brokers and dealers may discourage them from making transactions in the Company's Common Stock. This could severely limit the market price and liquidity of its securities and the ability of purchasers to sell any of the Shares acquired in this offering in the secondary market. That, in turn, could materially and adversely affect the market price and severely limit the liquidity of its Common Stock.

The Company is involved in litigation in the ordinary course of business.

The Company has filed suit against the former sole proprietor of Avatar Interactive, Inc. The Company acquired Avatar Interactive, Inc. on March 31, 1999. The Company alleges misrepresentation on the part of the former sole proprietor which materially affected its decision to enter into the transaction. In addition the Company alleges non-performance on the part of the sole proprietor who became an employee of the Company subsequent to the acquisition.

The Company is in the discovery process of a lawsuit filed in King County Superior Court in August 2000 against the Company, a current board member, a former board member and the former CEO and chairman of the board. The lawsuit was filed by two founders of the Company who, in 1999, agreed to sell the majority of their Company shares back to the Company. They are claiming that they were induced to sell through fraudulent representations and omissions. Although the Company believes their claim is wholly without merit and that the Company will prevail in defending this action, because of the nature of the litigation process, the Company is not able to predict with certainty the outcome of this matter. If the Company prevails, it will receive reimbursement for all legal fees and related costs incurred by the Company in defense of this matter. The Company plans to seek a summary judgment after completing the discovery process. The plaintiffs are seeking in excess of $25 million, or in the alternative, rescission of the purchase and sale of the plaintiffs' shares.



                       Item 2. DESCRIPTION OF PROPERTY.

In November 1999, the Company entered into a five-year lease in Bellevue, Washington for 7,468 square feet of office space. The Company believes that its existing facilities will be adequate for the foreseeable future and that sufficient additional space will be available as needed thereafter on commercially reasonable terms.



                          Item 3. LEGAL PROCEEDINGS.

The Company is in the discovery process of a lawsuit filed in King County Superior Court in August 2000 against the Company, a current board member, a former board member and the former CEO and chairman of the board. The lawsuit was filed by two founders of the Company who, in 1999, agreed to sell the majority of their Company shares back to the Company. They are claiming that they were induced to sell through fraudulent representations and omissions. Although the Company believes their claim is wholly without merit and that the Company will prevail in defending this action, because of the nature of the litigation process, the Company is not able to predict with certainty the outcome of this matter. If the Company prevails, it will receive reimbursement for all legal fees and related costs incurred by the Company in defense of this matter. The Company plans to seek a summary judgment after completing the discovery process. The plaintiffs are seeking in excess of $25 million, or in the alternative, rescission of the purchase and sale of the plaintiffs' shares.



         Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                    PART II

                 Item 5. MARKET FOR COMMON EQUITY AND RELATED
                             STOCKHOLDER MATTERS.

The Common Stock is traded on the OTC Bulletin Board under the symbol "OBJX". On January 24, 2001, the closing price of the Common Stock as reported on the OTC Bulletin Board was $1.50 and the Common Stock was held of record by approximately 184 persons on such date. The Common Stock first began trading on the OTC Bulletin Board under the "OBJX" trading symbol on September 25, 1997. The table below sets forth the high and low bid prices for the Common Stock as reported by the OTC Bulletin Board, for each quarter in 1999 and 2000. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                                     High             Low
         1999
         First Quarter                1.875            .0937
         Second Quarter               3.562            1.468
         Third Quarter                2.718             1.25
         Fourth Quarter               1.718             1.00

         2000
         First Quarter                9.687            1.125
         Second Quarter               4.625           1.9688
         Third Quarter               3.8125           2.0312
         Fourth Quarter               3.125            0.625

At January 24, 2001, there were 14,952,602 shares of Common Stock outstanding.

No cash dividends have been paid on the capital stock of the Company and no dividends are currently contemplated by management. There are no restrictions on the payment of dividends.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Overview

Former Microsoft employees founded Interactive Objects in 1995 to develop object software for commercial Internet and intranet applications. Today, the Company has evolved into a market leader in the digital audio industry.

The Company's predecessor was incorporated in the State of Washington in October 1995 and operated under the name Neoteric Media, Inc., d/b/a Interactive Objects ("Neoteric Media"). In August 1997, Neoteric Media consummated a business combination with Asia Pacific Chemical Engineering Corp., a publicly-held Utah corporation with nominal assets and liabilities ("APCEC"), whereby the shareholders of Neoteric Media exchanged their stock for a majority of the then-outstanding common stock of APCEC and Neoteric Media became a wholly-owned subsidiary of APCEC. Thereafter, APCEC changed its name to Interactive Objects and reincorporated in the State of Washington as the Company in April 1998. Neoteric Media was merged into the Company in October 1998. For accounting purposes, the 1997 business combination was accounted for as a reverse purchase, with Interactive Objects as the continuing entity.

Effective March 31, 1999, the Company acquired Avatar. The acquisition of Avatar was effected by means of a forward merger of a newly formed Washington corporation and wholly-owned subsidiary of the Company with and into Avatar. Avatar became a wholly-owned subsidiary of the Company. The merger was accounted for as a pooling-of-interests.

During 2000, the Company completed the transition from primarily a website and other computer system consulting services business to a business focused on developing and designing software and hardware for high quality and feature rich digital audio recording and playback. In addition to licensing its proprietary technology, the Company provides software engineering, hardware design and manufacturing services to consumer electronics companies, PC manufacturers, and computer software companies. The Company's objective is, through the digital audio operating system and reference design the Company has developed (see Products and Services), to be to digital audio devices what Microsoft is to computers - the standard operating system expected by end users and supported by software developers worldwide. However, the Company believes it will still be successful with a lower market share than this.

On October 20, 2000, Dennis Tevlin was appointed to the additional office of Chief Executive Officer as successor to Steve Wollach, after having been appointed President in July, 2000. The appointment of Mr. Tevlin was the result of the shift in Company focus to the digital audio market. Mr. Tevlin was employed at Microsoft Corporation (Microsoft) from 1992 until 1999, where he held several senior positions, including General Manager of MSN and Director of Marketing for Microsoft Office. Prior to his employment at Microsoft, Mr. Tevlin held various marketing and business development positions with ITT Information Systems and Alcatel NV. Mr. Tevlin holds an MBA from Cornell University and a BA from the University of Oregon.

Prior to 1999, the Company derived substantially all of its revenue from its consulting services. In 1999, the Company's revenues were generated from both its consulting services and the development and sale of the rights to its Multimedia Player Technology to Microsoft.

The Mobile Audio Player software was developed by the Company for Microsoft in March and April 1999, and was the first stereo playback software for the Palm-size PC market in the digital music industry.

The Company integrated Windows Media Audio ("WMA") into the Mobile Audio Player. With almost twice the compression of mp3 and half the file size, the Mobile Audio Player's support of WMA effectively doubled the storage capacity for music files on devices running Windows CE while simultaneously increasing the device's multi-tasking abilities.

In addition to codec support for mp3 and WMA, the Mobile Audio Player was also developed to support content protection technology. Digital Rights Management technology enables encryption of copyrighted audio files to ensure authenticity of the audio files as well as the legal right to use these files.

 In 1999, sales to Microsoft, SAFECO, and Labor Ready of computer consulting services and electronic computer related-devices the Company had developed accounted for almost all the Company's revenues excluding the sale of the Multimedia Player Technology to Microsoft.

Results of Operations

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

Results of Operation for the years ended December 31, 2000 and 1999

Revenues. Revenues for 2000 and 1999 were $1,189,503 and $3,202,367, respectively. During 2000, the Company's revenues were primarily generated from the development and licensing of digital audio technology. During 1999, the Company's revenues were generated by both its consulting services and the development and sale of the rights to its Multimedia Player Technology to Microsoft. The decrease in revenue is attributable to the Company's transition from a software consulting business model to that of a developer and licensor of digital audio technology. See "Item 1. Description of Business."

Labor and Benefits Expenses. Labor and benefits includes all internal labor costs such as salaries, benefits and payroll taxes as well as independent contractor fees. Labor and benefits expenses were $1,864,493 and $2,818,664 for 2000 and 1999, respectively, a decrease of 34%. The decrease in labor and benefits expenses from 1999 to 2000 was primarily attributable to the phase-out of the consulting business. This decrease was partially offset in the fourth quarter of 2000 by transition costs associated with the change in senior management.

On December 31, 2000, the Company had 13 employees in product development, one employee in sales and marketing and two employees in general and administrative. In addition, the Company hires independent contractors when needed to support specific projects. The Company expects that labor and benefits will increase in 2001 as it adds additional management personnel and engineering staff in order to continue increasing its presence in the digital audio market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which represent all costs other than labor and benefits, were $1,364,926 and $1,232,216 for 2000 and 1999, respectively. The increase in selling, general, and administrative expenses was primarily a result of increased expenditures in connection with developing and improving the Dadio(TM) digital audio operating system and the Dharma(TM) digital audio reference design. Selling, general, and administrative expenses did not decrease in proportion with revenues because many of these costs are relatively fixed in nature.

The Company expects selling, general and administrative expenses to increase in 2001 as it continues increasing its presence in the digital audio market.

Interest Income. Interest income decreased to $53,159 in 2000 from $87,422 in 1999. The decrease was the result of lower invested cash and cash equivalent balances.

As of December 31, 2000, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $6,700,000 which can be used to offset future federal taxable income. The federal net operating loss carry-forwards expire between 2012-2020.

Net Loss. The Company had a net loss of $1,986,757 in 2000 as compared to a net loss of $761,091 in 1999. The increase in net loss is due to reduced revenues and increased development efforts as the Company completed its transition from primarily a consulting business to that of a developer and licensor of digital audio technology.

Liquidity and Capital Resources

The Company had an accumulated deficit of $8,194,729 at December 31, 2000 and has incurred losses in every year since inception. In addition, the Company has a $100,000 line of credit with a bank, which is secured by a Certificate of Deposit. The line is up for renewal in February 2002 and no amounts were outstanding under the facility at December 31, 2000.

At December 31, 2000, the Company had cash and cash equivalents totaling $351,501 and the Company's working capital was $325,356. On March 28, 2001 the Company announced that it is offering up to $5 million of convertible preferred stock to a strategic investor and to selected accredited investors (as that term is defined in Rule 501(a) under the Securities Act of 1933). The Company has received written expressions of interest, subject to approval of definitive documents and completion of due diligence, to purchase $2.5 million of the offering and expects to conduct an initial closing on those commitments in the near future. The proceeds of the offering will be used by the Company for general corporate purposes.

The preferred stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. This disclosure shall not constitute an offer to sell or the solicitation of an offer to buy the preferred stock. This disclosure is being made pursuant to and in accordance with Rule 135c under the Securities Act.

The Company believes that its existing cash and cash equivalents, the potential proceeds from this offering, its bank line of credit, and cash generated from operations, if any, will be sufficient to allow the Company to operate through 2001 without raising additional capital. However, if the circumstances are appropriate, the Company may seek to raise funds during that time. If the Company's plans change or its assumptions prove to be inaccurate, it may be required to seek additional equity and/or debt financing. The Company has no current arrangements related to additional financing. There can be no assurance that any financing will be available to the Company when needed, on commercially reasonable terms, or at all. See "Item 1. Description of Business - Risk Factors."

Net cash used in operating activities was $1,877,133 for 2000 as compared to $686,956 for 1999. The increase in net cash used in operating activities was primarily attributable to the Company's larger net loss.

Net cash used in investing activities was $43,187 for 2000, as compared to $135,613 for 1999. The decrease in net cash used in investing activities was attributable to decreases in purchases of furniture and equipment.

Net cash provided by financing activities was $349,429 for 2000 as compared to net cash used in financing activities of $601,574 for 1999. Net cash provided by financing activities in 2000 was primarily from common stock issuances from exercises of stock options. Net cash used in financing activities in 1999 was primarily from the redemption of common stock.

The Company has operating lease commitments for its office space in the aggregate amount of $757,016 over the next four years.

                         Item 7. FINANCIAL STATEMENTS

                           INTERACTIVE OBJECTS, INC.


                         CONSOLIDATED FINANCIAL REPORT


                               DECEMBER 31, 2000

                                C O N T E N T S


INDEPENDENT AUDITORS' REPORT                                   22

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheet                                 23
    Consolidated statements of operations                      24
    Consolidated statements of stockholders' equity            25
    Consolidated statements of cash flows                      26
    Notes to consolidated financial statements                 27

                         INDEPENDENT AUDITORS' REPORT
                         ----------------------------


To the Board of Directors
Interactive Objects, Inc.
Bellevue, Washington



We have audited the accompanying consolidated balance sheet of Interactive Objects, Inc. and Subsidiary as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Interactive Objects, Inc. and Subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


PETERSON SULLIVAN P.L.L.C.

Seattle, Washington
February 13, 2001

                           INTERACTIVE OBJECTS, INC.

                          CONSOLIDATED BALANCE SHEET
                               December 31, 2000

              ASSETS
Current Assets
     Cash and cash equivalents                               $         351,501
     Certificate of deposit                                            115,401
     Accounts receivable                                               245,214
     Prepaid expenses                                                   98,088
                                                             -----------------

              Total current assets                                     810,204

Furniture and Equipment, at cost,
     less accumulated depreciation of $318,910                         241,032

Other assets                                                            17,161
                                                             -----------------

                                                             $       1,068,397
                                                             =================



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                        $         393,898
     Accrued expenses                                                   90,119
     Unearned revenue                                                   21,831
                                                             -----------------

              Total current liabilities                                505,848

Stockholders' Equity
     Preferred stock, $.01 par value; 10,000,000 authorized,
        no shares issued and outstanding
     Common stock, $.01 par value; 50,000,000 shares
        authorized, 14,952,602 shares issued and outstanding           149,526
     Additional paid-in capital                                      8,607,752
     Accumulated deficit                                           (8,194,729)
                                                             -----------------

                                                                       562,549
                                                             -----------------

                                                             $       1,068,397
                                                             =================

                See Notes to Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Years Ended December 31, 2000 and 1999

                                                    2000           1999
                                               --------------  -----------
Service revenues and software license fees     $    1,189,503  $ 3,202,367

Expenses
     Labor and benefits                             1,864,493    2,818,664
     Selling, general and administrative            1,364,926    1,232,216
                                               --------------  -----------

                                                    3,229,419    4,050,880
                                               --------------  -----------

              Loss from operations                 (2,039,916)    (848,513)

Interest income                                        53,159       87,422
                                               --------------  -----------

              Net loss                         $   (1,986,757)  $ (761,091)
                                               ==============  ===========

Basic and diluted loss per share               $        (0.13)  $    (0.05)
                                               ==============  ===========

Weighted average common shares outstanding         14,770,268   14,814,760
                                               ==============  ===========

                See Notes to Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    Years Ended December 31, 2000 and 1999

                                                                                    Additional                            Total
                                                   Common           Common           Paid-in         Accumulated      Stockholders'
                                                   Shares            Stock           Capital           Deficit           Equity
                                                --------------  ----------------  ---------------  ----------------  --------------
Balances, December 31, 1998                        15,566,952   $       155,669   $    9,002,909   $   (5,784,540)   $   3,374,038

Redemption of stock                                  (950,000)           (9,500)        (465,500)                         (475,000)


S-Corporation distributions -
  Avatar Interactive, Inc.                                                                                (72,800)         (72,800)

Reclassification of undistributed losses
     on effective date of change of Avatar
     Interactive, Inc. from S corporation
     status to C corporation status                                                     (410,459)         410,459

Net loss
                                                                                                         (761,091)        (761,091)
                                                --------------  ----------------  ---------------  ----------------  --------------

Balances, December 31, 1999                        14,616,952           146,169        8,126,950       (6,207,972)       2,065,147

Issuance of common stock                              335,650             3,357          407,072                           410,429

Stock option compensation at fair value                                                   73,730                            73,730

Net loss                                                                                               (1,986,757)      (1,986,757)
                                                --------------  ----------------  ---------------  ----------------  --------------

Balances, December 31, 2000                        14,952,602   $       149,526   $    8,607,752   $   (8,194,729)   $      562,549
                                                ==============  ================  ===============  ================  ===============

                See Notes to Consolidated Financial Statements

                           INTERACTIVE OBJECTS, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Years Ended December 31, 2000 and 1999

                                                                                 2000                1999
                                                                         ------------------   ------------------
Cash Flows from Operating Activities
  Net loss                                                               $     (1,986,757)    $       (761,091)
  Adjustments to reconcile net loss to net cash
     used in operating activities
     Interest earned on certificate of deposit                                     (4,658)              (4,598)
     Stock option compensation                                                     73,730
     Depreciation                                                                 173,197              104,905
     Changes in operating assets and liabilities
        Accounts receivable                                                       (70,279)            (160,935)
        Prepaid expenses and deposits                                             (30,094)              76,087
        Accounts payable and accrued expenses                                       5,010                 (437)
        Unearned revenue                                                          (37,282)              59,113
                                                                         ------------------   ------------------
           Cash used in operating activities                                   (1,877,133)            (686,956)

Cash Flows From Investing Activities - purchase of furniture                      (43,187)            (135,613)
     and equipment
  Cash Flows From Financing Activities
  Issuance of common stock                                                        410,429
  Payments on notes payable                                                       (61,000)             (53,774)
  Redemption of common stock                                                                          (475,000)
  S-Corporation distributions - Avatar Interactive, Inc.                                               (72,800)
                                                                         ------------------   ------------------

           Cash provided by (used in) financing activities                        349,429             (601,574)
                                                                         ------------------   ------------------

           Net decrease in cash and cash equivalents                           (1,570,891)          (1,424,143)

           Cash and cash equivalents, beginning of year                         1,922,392            3,346,535
                                                                         ------------------   ------------------

           Cash and cash equivalents, end of year                        $        351,501    $       1,922,392
                                                                         ==================   ==================

                See Notes to Consolidated Financial Statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization and Significant Accounting Policies

Organization
------------

Interactive Objects, Inc. ("Interactive Objects" or the "Company") was founded in 1995 by former Microsoft employees to develop object software for commercial internet and intranet applications. During 1999, the Company primarily focused on providing software consulting services. Also during 1999, the Company sold its first digital audio software license. The Company changed its focus in 2000 to developing and licensing digital audio technology.

Concentration of Market and Credit Risk
---------------------------------------

Revenue from Iomega and Microsoft accounted for 57% and 28%, respectively, of total revenue during 2000. Accounts receivable from Iomega amounted to 78% and accounts receivable from Microsoft amounted to 20% of total accounts receivable at December 31, 2000. Revenue from Microsoft and SAFECO accounted for 73% and 24%, respectively, of total revenue in 1999.

The Company grants credit to its customers in the ordinary course of business.

Use of Estimates
----------------

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

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of Interactive Objects and its wholly-owned subsidiary, Avatar Interactive, Inc. All significant intercompany accounts and transactions have been eliminated.

Reclassifications
-----------------

Certain reclassifications have been made to the 1999 consolidated financial statements to conform with the 2000 presentation.

Revenue Recognition
-------------------

Service revenues: For most software consulting service contracts (including post-contract customer support) revenue is recognized as the services are performed and is determined by multiplying the hours incurred by an established hourly rate. Other contracts, such as certain engineering service contracts, have billings which are not based on an hourly rate but rather on the achievement of milestones. In these situations, revenue is recognized as the milestones are achieved.

Software license fees: Revenue from software licensed to original equipment manufacturers ("OEM") paid in the form of a royalty is generally recognized when the OEM ships its product incorporating Interactive Objects software to the end user. Revenue from arrangements with up-front license payments is generally recorded when the software has been delivered if there are no undelivered elements.

Occasionally, customers prepay service or license fees resulting in unearned revenue. Unearned revenue is recognized as revenue when the services are performed or the milestones are achieved.

In all cases, revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is probable.

Research and Development
------------------------

Research and development costs are expensed as incurred and amounted to $1,354,306 in 2000 and $879,352 in 1999. Statement of Financial Accounting Standards ("SFAS") No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed," does not materially affect Interactive Objects.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents includes cash balances held at a bank and all highly liquid debt instruments with original maturities of three months or less. Cash balances are deposited in financial institutions in amounts which may be in excess of amounts insured by the Federal Deposit Insurance Corporation.

Fair Value of Financial Instruments
-----------------------------------

Financial instruments consist of cash and cash equivalents, a certificate of deposit, accounts receivable, and accounts payable. The fair value of these financial instruments approximates their carrying amount due to their short-term nature.

Furniture and Equipment
-----------------------

Furniture and equipment are depreciated using the straight-line method over the estimated useful lives of the related assets ranging from three to seven years.

Taxes on Income
---------------

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss carryforwards.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carryforwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Loss Per Share
--------------

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at December 31, 2000, consist of shares issuable to holders of outstanding employee stock options (Note 6). Accordingly, because these shares are antidilutive in 2000 and 1999, basic and diluted earnings or loss per share are the same.

Stock-Based Compensation
------------------------

Interactive Objects accounts for stock-based compensation using Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of Interactive Object's stock at the date of the grant over the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide proforma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.

Comprehensive Loss
------------------
Interactive Objects had no items of other comprehensive loss in 2000 or 1999.

Segment Reporting
-----------------

Interactive Objects is managed as a single business segment.



Note 2.  Line of Credit

The Company has a $100,000 line of credit agreement with a bank, renewable in February 2002, collateralized by a certificate of deposit. There was no balance outstanding under the agreement as of December 31, 2000.



Note 3.  Related Party Transactions

The Company had a consulting agreement with a member of the Company's Board of Directors. The agreement expired during 2000. Interactive Objects paid the consultant $31,000 in 2000 and $36,000 in 1999 under this agreement.



Note 4.  Leases

The Company leases office space under an operating lease expiring in October 2004. The following are the future minimum rental payments required for the years ending December 31:

                      2001                    $       189,397
                      2002                            195,079
                      2003                            200,932
                      2004                            171,608
                                            ------------------

                                              $       757,016
                                            ==================

Rent expense was $192,428 for 2000. Rent expense was $101,437, net of $47,374 in sublease rentals for 1999.

Note 5.  Income Taxes

The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

The tax effects of temporary differences and carryforwards that give rise to deferred tax assets at December 31, 2000, are as follows:

     Net operating loss carryforwards           $       2,277,950

     Other                                                  8,154
                                                ------------------

                                                        2,286,104

     Less valuation allowance                          (2,286,104)
                                                ------------------

     Net deferred tax asset                     $
                                                                -
                                                ==================

Interactive Objects has net operating loss carryforwards at December 31, 2000, of approximately $6,700,000, which are available to offset future taxable income, if any. These loss carryforwards expire in years 2012 through 2020.

The valuation allowance for deferred tax assets increased by $643,349 and $336,135 in 2000 and 1999, respectively. The increases are primarily attributable to the increase in net operating loss carryforwards whose utilization cannot be reasonably assured.



Note 6.  Stock-Based Compensation


Interactive Objects' 1998 Stock Option Plan provides for the issuance of incentive stock options to employees and non-qualified options to employees, directors, consultants and independent contractors of Interactive Objects. Under the terms of this plan, options to purchase up to four million shares of common stock were reserved for issuance. Options granted under the Plan become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant.

In 2000, Interactive Objects adopted the 2000 Stock Option Plan, which provides for the issuance of incentive stock options to employees and non-qualified options to employees, directors, consultants and independent contractors of Interactive Objects. Under the terms of this plan, options to purchase up to eight million shares of common stock were reserved for issuance. Options granted under the Plan become exercisable as established by the Board of Directors (generally ratably over four years), and generally expire ten years from the date of grant.

A total of 5,882,250 shares are available for grant under the plans at December 31, 2000.

Weighted average estimated fair values of options granted during 2000 and 1999 were $.59 and $.18, respectively, using the Black Scholes model. The following weighted-average assumptions were made in estimating fair value:

                                            2000            1999
                                        ------------    -----------

          Dividend yield                    0.0%            0.0%
          Risk-free interest rate           4.5%            4.5%
          Expected life                     3 years         3 years
          Expected volatility              53.43%          77.23%

Had compensation cost for employee stock compensation been determined in accordance with SFAS No. 123, net loss and loss per share would have been adjusted to the proforma amounts indicated below:

                                                2000                  1999
                                         -----------------     ----------------

Net Loss
---------------------------
    As reported                          $    (1,986,757)      $    (761,091)
                                         =================     ===============
    Proforma                             $    (2,824,492)      $    (802,091)
                                         =================     ===============

Basic Loss Per Share
---------------------------
    As reported                          $         (0.13)      $       (0.05)
                                         ===================   ===============
    Proforma                             $         (0.19)      $       (0.05)
                                         ===================   ===============

The following is a summary of the stock option activity during 2000 and 1999:

                                                                           Weighted Average
                                                    Number of Shares        Exercise Price
                                                    ------------------     ------------------
     Outstanding at December 31, 1998                      1,482,875       $           1.42

     Granted                                               2,032,000                   1.25
     Exercised                                                     -                   -
     Forfeited                                              (295,375)                  1.41
                                                    ------------------     ------------------
     Outstanding at December 31, 1999                      3,219,500                   1.31

     Granted                                               3,146,250                   1.53
     Exercised                                              (335,650)                  1.22
     Forfeited                                              (248,000)                  1.92
                                                    ------------------     ------------------
     Outstanding at December 31, 2000                      5,782,100       $           1.41
                                                    ==================     ==================

Following is a summary of the status of options outstanding at December 31, 2000:

                            Outstanding Options                                       Exercisable Options
----------------------------------------------------------------------------    ---------------------------------
                                            Weighted
                                             Average           Weighted                            Weighted
                                            Remaining           Average                             Average
  Exercise Price                           Contractual         Exercise                         Exercise Price
       Range               Number             Life               Price            Number
--------------------    -------------    ----------------    --------------    -------------    ----------------
$0.66 - 1.31               3,448,750        8.49 years            $0.91           1,287,250           $1.15
$1.41                      1,223,100        3.66 years            $1.41           1,075,600           $1.41
$1.63 - 4.75               1,110,250        9.54 years            $2.97             120,875           $4.73

           Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
                    WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the names and ages of the current directors, executive officers and key employees of the Company and the principal offices and positions with the Company held by each person. The Company's Board of Directors consists of five members divided into three classes, each with three year terms, differentiated only by the dates the board member stands for reelection. The classes have staggered terms with one class standing for reelection each year.

The executive officers of the Company are appointed annually by the Board of Directors and serve terms of one year or until their death, resignation or removal by the Board of Directors. There are no family relationships between any of the directors and executive officers. Pursuant to the terms of an agreement between the Company and Northwest Capital Partners, L.L.C., Northwest Capital has the right to nominate one director for election to the Company's Board of Directors. Northwest Capital's nominee is Brent Nelson. See "Item 12. Certain Relationships and Related Transactions." Other than the foregoing right of Northwest Capital, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer.

Name                 Age    Position
------------------------------------------------------------------------------
Dennis Tevlin        41     President, Chief Executive Officer and Director
Mark Phillips        26     Chief Technology Officer, Senior Vice President,
                            Research and Development, and Director
Rich Barber          32     Chief Financial Officer and Treasurer
Tim Davis            30     Chief Operating Officer
Brent Nelson         39     Director
Peter Miller         45     Director
Curt Blake           43     Director

Dennis Tevlin was appointed President and Chief Executive Officer on October 20, 2000 after having been appointed President on July 10, 2000. He is on the Board and stands for election at the next shareholder meeting. He joined the Company in April 2000. Mr. Tevlin is a former Microsoft executive and a veteran of the music industry. While at Microsoft from 1992 until 1999, Tevlin held several senior positions including General Manager of MSN and Director of Marketing for Microsoft Office. Prior to Microsoft, Mr. Tevlin held various marketing and business development positions with ITT Information Systems and Alcatel NV. In addition Mr. Tevlin has owned and operated his own record label, produced concerts, and performed. Mr. Tevlin holds an MBA from Cornell University and a BA from the University of Oregon.

Mark Phillips was appointed as Chief Technology Officer and Senior Vice President, Research and Development of the Company in October 2000 after having been appointed Chief Technology Officer in January 1999. He is on the Board and stands for election at the next shareholder meeting. Mr. Phillips has been employed with the Company since January 1998, serving as a senior software engineer and developer. Prior to the Company, Mr. Phillips served as a senior software engineer and developer for Saltmine Creative, Inc., a software company, from July 1997 to January 1998, for Oo-moja Software, a software company, from December 1996 to July 1997, and for MetaBridge, Inc., a software company from June 1996 to July 1997. In addition, Mr. Phillips worked as a developer with the University of Washington Human Interface Technologies Lab from September 1996 to July 1998. Mr. Phillips earned his B.S. in Comparative History of Ideas, with a minor in Computer Science Engineering and Architecture Design from the University of Washington.

Rich Barber joined the Company as Chief Financial Officer in January 2001. From 1991 to 2001 he held various positions at KPMG LLP. Most recently he was a senior manager in the assurance department. Mr. Barber has a BS magna cum laude and with honors, in Business Administration and Accounting from Gonzaga University, and is a Certified Public Accountant and Certified Management Accountant.

Tim Davis was appointed Chief Operating Officer in March 2001 after having been appointed Vice President of Program Management in October 2000. From 1998 to 2000 Mr. Davis was the Chief Technology Officer for Scalable Software Corporation. From 1995 to 1997 Mr. Davis was a development manager for Microsoft Corporation and from 1992 to 1995 he was a software development manager at Mission Critical Software. Mr. Davis has a BS in Mathematical Physics from UCLA.

Brent Nelson has served as a Director of the Company since September 16, 1997 and he stands for reelection at the next shareholder meeting. Mr. Nelson presently serves as the managing partner of Northwest Capital Partners, L.L.C., a venture capital firm located in Bellevue, Washington. Mr. Nelson presently serves on the boards of directors of PalmWorks, Inc., a software company; Eclipse Entertainment Group, Inc., a film development, production and distribution company; CybeRecord, Inc., a software company; Mobile PET Systems, Inc., a medical company; and Polar Cargo Systems, Inc., a refrigeration trucking company.

Peter Miller has served as a Director of the Company since December 16, 1999 and he stands for election at the next shareholders meeting. Mr. Miller served in as an attorney in the legal department of Microsoft Corporation from 1987 to 1998. Mr. Miller also serves on the board of trustees of the Seattle Biomedical Research Institute, a non-profit infectious disease research institute and is a director and officer of Innovative Research Labs, a medical equipment accessories company.

Curt Blake was appointed to the Board of Directors in March 19, 2001 and stands for election at the next shareholder meeting. From 1993 to 1999, Mr. Blake was the Chief Operating Officer of Starwave Corporation. From 1992 to 1993 he was the Director of Acquisitions and Business and Legal affairs at Corbis/Continuum Productions. From 1989 to 1992 Mr. Blake was General Counsel at Aldus Corporation.

Information Regarding the Board of Directors

The Board of Directors held six meetings during 2000. No director attended less than 75% of the meetings of the Board and any committee of which the director was a member.

Compliance with Section 16(a) of the Exchange Act

Based on the Company's review of copies of forms filed with the Securities and Exchange Commission or written representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company believes that during 2000, all officers, directors, and greater than ten-percent beneficial owners complied with the applicable filing requirements, except for six reports filed late. Those reports consist of Form 4s filed late by Brent Nelson, Dennis Tevlin, Mark Phillips and

Tim Davis for stock options received during 2000 and Form 3s for Mark Phillips and Tim Davis upon their becoming officers of the Company.

                        Item 10. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three years to each person who served as an executive officer during 2000.

                                Long Term Compensation Awards

Name and Principal                                              Securities Underlying
Position                     Year    Salary ($)    Bonus ($)       Options/SARs (#)
------------------           -----   ---------     ---------    ----------------------
Dennis Tevlin, President     2000    $ 55,289                          1,740,000
and Chief Executive
Officer /(1)/

Steven G. Wollach            2000    $340,000/(3)/  $45,000
President and Chief          1999    $175,000       $70,192             300,000
Executive Officer/(2)/       1998    $117,500       $17,500


Mark Phillips                2000    $108,462                           890,000
Chief Technology Officer     1999    $98,384        $25,000             805,000

(1) Mr. Tevlin became President on July 10, 2000 and Chief Executive Officer on October 20, 2000.

(2)  Mr. Wollach retired from the Company on October 12, 2000.

(3)  Includes a $140,000 payment upon his retirement.

Option/SAR Grants in Last Fiscal Year

                         Number of       Percent of total
                         Securities        Options/SARs
                         Underlying         Granted to
                        Options/SARs       Employees in        Exercise or Base
Name                    Granted (#)         Fiscal Year          Price ($/Sh)              Expiration Date
-----------------------------------------------------------------------------------------------------------
Dennis Tevlin            1,740,000              55%            250,000 at $4.570                 4/3/10
                                                               500,000 at $2.750                7/10/10
                                                               990,000 at $0.656               10/20/10
Mark Phillips              890,000              28%                       $0.656               10/20/10
Steve Wollach                    0               0%

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values


                                                               Number of Securities
                                                             Underlying Unexercised       Value of Unexercised
                                                             Options/SARs at FY-End    In-The-Money Options/SARs
                      Shares Acquired        Value              (#) Exercisable/       At FY End ($) Exercisable/
Name                  On Exercise (#)      Realized ($)          Unexercisable               Unexercisable
-----------------------------------------------------------------------------------------------------------------
Dennis Tevlin                                                   264,000/1,476,000           $12,395/$111,553
Mark Phillips             92,500            $130,710            559,000/1,181,000           $11,142/$100,285
Steve Wollach              1,900              $1,010               1,035,600/0                 $0.00/$0.00


Employment Contracts

Mr. Tevlin entered into an employment agreement with the Company on July 10, 2000. The agreement provides for an annual base salary of $125,000 and a signing bonus of options to purchase 500,000 shares of the Company's Common Stock which vest in annual increments as follows: 250,000 in the first year, 150,000 in the second year, 50,000 in the third year, and 50,000 in the fourth year. The exercise price of the options is $2.75 and the options are subject to the terms of the Company's 1998 Stock Option Plan. Under the employment agreement, if Mr. Tevlin is terminated from the Company without cause, he shall have one year to exercise any vested options, and if he is terminated with cause he shall have 90 days to exercise any vested options. The agreement also provides for a $25,000 bonus based upon the meeting of four out of six performance-based requirements related to the shipping of products, the negotiation of strategic agreements, the development of certain products, and the hiring of employees.

Mr. Wollach retired from the Company on October 21, 2000. The Company and Mr. Wollach originally entered into an employment agreement on November 1, 1998. The agreement provided for an annual base salary to Mr. Wollach of $135,000, subject to annual adjustment by the Board of Directors, together with an annual discretionary bonus as determined by the Board. The agreement also provided for certain performance-based bonus compensation for Mr. Wollach, of up to a total of $135,000 during calendar year 1999, based on the following performance criteria: listing of the Common Stock on The Nasdaq SmallCap Market ($25,000 bonus); effectiveness of the registration statement on Form SB-2 ($15,000); satisfaction of Company quarterly financial goals as set in advance by the Board of Directors ($5,000 bonus per quarter, up to aggregate of $20,000); satisfaction of Company yearly financial goals as set in advance by the Board of Directors ($5,000 bonus); closing of any acquisition by the Company, by purchase, merger or otherwise, of on-going businesses, intellectual property, software or other assets, which acquisition is accounted for using the purchase or pooling method of accounting ($40,000 bonus per acquisition); and closing trade price of the Common Stock as reported on the OTC Bulletin Board greater than or equal to $4.00 (one-time $25,000 bonus).

Mr. Wollach's employment agreement also provided for a grant of additional stock options to purchase up to 400,000 shares of Common Stock, of which options for 200,000 shares were immediately vested and options for 200,000 shares vested monthly over a period of two years from the date of the employment agreement. The employment agreement also amended Mr. Wollach's prior stock option grant of 200,000 shares to provide that options for 60,000 shares would be immediately vested and options for 140,000 shares would vest monthly over a period of two years from the date of the employment agreement. All of Mr. Wollach's options accelerate and become fully vested in the event of a merger, sale of substantially all of the Company's assets, reorganization, liquidation or change of control of the Company. All such stock options are exercisable at an exercise price of $1.406, the price at which outstanding Company options were repriced as of November 4, 1998.

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

Upon retirement from the Company, Mr. Wollach was entitled to payments as determined by the Board. As a result, Mr. Wollach received a payment of $140,000 in October 2000.



               Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the named executive officers; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock as of January 24, 2001. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Company has been provided such information by its directors, nominees for directors, and executive officers.

                                     Common Shares
Name (and Address of 5% Holder) or    Beneficially      Percent of Class/(2)/
Identity of Group                     Owned/(1)/
-----------------------------------------------------------------------------
Dennis Tevlin /(3)/                            334,000       2.2%

Mark Phillips/(4)/                             559,000       3.6%

Brent Nelson/(5)/                              800,000       5.1%

Peter Miller/(4)/                              125,000       0.8%

Curt Blake                                           0       0.0%

Steven G. Wollach/(6)/                       1,037,500       6.5%

Kayleen Arafiles                               858,025       5.7%

All Directors and Executive                  2,855,500      16.0%

Officers as a Group (6 persons) /(7)/


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

(2) Based on 14,952,602 shares of Common Stock issued and outstanding as of January 24, 2000.

(3) Includes stock options to purchase 264,000 shares of common stock, which stock options are exercisable within 60 days of the date hereof.

(4) Consists entirely of stock options to purchase shares of common stock, which stock options are exercisable within 60 days of the date hereof.

(5) Includes stock options to purchase 200,000 shares of Common Stock, which stock options are exercisable within 60 days of the date hereof.

(6) Includes stock options to purchase 1,035,600 shares of common stock, which stock options are exercisable within 60 days of the date hereof.

(7) Consists of Messrs. Tevlin, Miller, Nelson, Phillips, Blake and Wollach. Includes stock options to purchase 2,183,600 shares of common stock held by the executive officers and directors as a group, which stock options are exercisable within 60 days of the date hereof.

           Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On July 11, 1997, the Company entered into a three-year consulting agreement with Northwest Capital Partners, L.L.C. to serve as the Company's financial advisor. Brent Nelson, a director and shareholder of the Company, also serves as president and managing partner of Northwest Capital. Pursuant to the terms of the consulting agreement, the Company was obligated to pay Northwest Capital a fee of $5,000 per month for 36 months from December 31, 1997, in consideration for Northwest Capital's efforts and assistance in raising capital for the Company. This monthly fee was decreased by mutual agreement of the parties to $3,000 beginning November 1, 1998. Under the agreement, the Company issued 1,200,000 shares of Common Stock to Northwest Capital in consideration for its assistance with the Neoteric Acquisition and other financings for the Company. In addition, for the three-year period from September 10, 1997, the Company granted to Northwest Capital certain rights of first refusal on any offering of Company securities by the Company involving more than 1,000 shares of stock. Under the terms of the consulting agreement, Northwest Capital also has the right for a period of five years to nominate one director for election to the Company's Board of Directors, and its director nominee is Brent Nelson. In addition, for a three-year period following the term of the consulting agreement, the Company has granted to Northwest Capital a right of first refusal to act as financial advisor to the Company.

In October 1998, Ryan Smith, the Company's former Chief Executive Officer and Chairman of the Board, and John Guarino, the Company's former Senior Vice President and a Director, resigned from their respective positions as officers and directors of the Company. Effective March 1999, the Company entered into settlement agreements with each of Messrs. Smith and Guarino releasing the Company from all matters arising out of their prior employment with the Company. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino granted to the Company transferable rights to purchase up to 1,680,800 shares and 900,000 shares, respectively, then held by such shareholders at a purchase price of $.50 per share. As part of the settlement, in April 1999, the Company repurchased, of such total shares, 550,000 shares held by Mr. Smith and 400,000 shares held by Mr. Guarino, for cash payments by the Company to Messrs. Smith and Guarino of $275,000 and $200,000, respectively. The remaining shares subject to the Company's option rights were placed in an escrow, to be released upon exercise of the options or upon expiration of the option periods with respect thereto. Commencing on October 15, 1999, and for every three months thereafter, up to 20% of the remaining shares were to be released from the escrow. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino granted an irrevocable proxy to each of the Company's two directors at that time, Messrs. Wollach and Nelson, to vote the shares while held in the escrow. In addition, each of Messrs. Smith and Guarino agreed to certain contractual restrictions on their ability to sell shares of Company stock while the escrow was in effect.

In August 2000, after having sold all but the last tranche of shares under the option agreement described above, Messrs. Smith and Guarino filed suit against the Company, a current board member, a former board member and the former CEO and Chairman of the Board. See "Item 3. Legal Proceedings."

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

                  Item 13. EXHIBITS AND REPORTS ON FORM 8-K.


(A)  EXHIBITS.

Exhibit
Number                                Description
-------    ------------------------------------------------------------------

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

4.1 Specimen Common Stock Certificate, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

4.3 Form of Common Stock Purchase Warrant, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

Executive Compensation Plans and Agreements

10.1       Employment Agreement with Dennis Tevlin, dated July 10, 2000.

10.2 Employment Agreement with Ryan Smith, dated January 1, 1998, as amended as of July 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.3 Employment Agreement with John J. Guarino, dated January 1, 1998, as amended as of July 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.4 Employment Agreement with Steven G. Wollach, dated November 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.5 Employment Agreement with Dale Western, dated October 12, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.6 Employment Agreement with Steve Jackson, dated January 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.7 Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., Ryan Smith and the other signatories thereto, as filed in the Company's Form 8-K filed March 24, 1999 incorporated herein by reference.

10.8 Mutual Release and Settlement Agreement dated March 4, 1999 by and among Interactive Objects, Inc., John Guarino and the other signatories thereto, as filed in the Company's Form 8-K filed March 24, 1999 incorporated herein by reference.

10.9 1998 Stock Option Plan, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

Other Material Contracts

10.10 Agreement and Plan of Merger (exclusive of schedules and exhibits) dated as of March 31, 1999 by and between Interactive Objects, Inc., IO Acquisition Corp., Avatar Interactive, Inc. and Kayleen Arafiles, as filed in the Company's Form 8-K filed April 15, 1999 incorporated herein by reference.

10.11 Lease between Interactive Objects, Inc. and Sterling Realty Organization Co. effective November 1, 1999 filed in the Company's Form 10-QSB for the quarter ended September 30, 1999 incorporated herein by reference.

10.12 Consulting Agreement between Interactive Objects, Inc. and Northwest Capital Partners, L.L.C., dated July 11, 1997, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.12A First Amendment to Consulting Agreement, dated August 25, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.12B Second Amendment to Consulting Agreement, dated November 1, 1998, as filed in the

           Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.


(B)      REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2001.


                                       INTERACTIVE OBJECTS, INC.


                                       By: /s/ Dennis Tevlin
                                           ---------------------------------
                                           Dennis Tevlin
                                           President and Chief Executive Officer


In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 30, 2001.


Signature                               Title
---------                               -----

/s/ Dennis Tevlin                       President, Chief Executive Officer and
-----------------------------------     Director (Principal Executive Officer)
Dennis Tevlin

/s/ Rich Barber                         Chief Financial Officer (Principal
-----------------------------------     Financial and Accounting Officer)
Rich Barber

/s/ Mark Phillips                       Chief Technology Officer, Senior Vice
-----------------------------------     President, Research and Development, and
Mark Phillips                           Director

/s/ Peter Miller                        Director
-----------------------------------
Peter Miller

/s/ Brent Nelson                        Director
-----------------------------------
Brent Nelson

                                        Director
-----------------------------------
Curt Blake