Form 10QSB
period 2001-03-31
INTERACTIVE OBJECTS INC
filed 2001-05-15
CIK 1060228

Interactive Objects, Inc. Form 10-QSB
Quarter Ended March 31, 2001

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2001.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to _________

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of May 11, 2001, the Registrant had 14,952,602 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                           INTERACTIVE OBJECTS, INC.
                         QUARTERLY REPORT ON FORM 10Q
                               Table of Contents

                                                                                             Page Number
Part I     Financial Information

Item 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets - March 31, 2001 and December 31, 2000            3

           Condensed Consolidated Statements of Operations - Quarters ended March 31, 2001
           and 2000                                                                                4

           Condensed Consolidated Statements of Cash Flows - Quarters ended March 31, 2001
           and 2000                                                                                5

           Notes to Condensed Consolidated Financial Statements                                    6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations   7

Part II    Other information

Item 1.    Legal Proceedings                                                                      10

Item 2.    Changes in Securities and use of Proceeds                                              10

Item 3.    Defaults upon Senior Securities                                                        10

Item 4.    Submission of Matters to a vote of Security Holders                                    10

Item 5.    Other Information                                                                      10

Item 6.    Exhibits and Reports on Form 8-K                                                       10

           Signature                                                                              11


PART I--FINANCIAL INFORMATION

Item 1.  Financial Statements (Unaudited)

                           INTERACTIVE OBJECTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                         March 31, 2001          December 31, 2000
                                          (Unaudited)
                                        -----------------         ----------------
Current Assets
  Cash and cash equivalents               $    230,794              $    351,501
  Certificate of deposit                       116,670                   115,401
  Accounts receivable                          404,868                   245,214
  Prepaid expenses                              67,195                    98,088
                                          ------------              ------------

        Total current assets                   819,527                   810,204

Furniture and Equipment, at cost,
 less accumulated depreciation
 of  $212,278 and $190,962                     242,542                   241,032

Other assets                                    67,670                    17,161
                                          ------------              ------------

                                          $  1,129,739              $  1,068,397
                                          ------------              ------------

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
     Line of credit                       $     79,346              $
     Accounts payable                          664,265                   393,898
     Accrued expenses                           56,285                    90,119
     Unearned revenue                           49,980                    21,831
                                          ------------              ------------

      Total current liabilities                849,876                   505,848

Stockholders' Equity
     Common stock                              149,526                   149,526
     Additional paid-in capital              8,607,752                 8,607,752
     Accumulated deficit                    (8,477,415)               (8,194,729)
                                          ------------              ------------

                                               279,863                   562,549
                                          ------------              ------------

                                          $  1,129,739              $  1,068,397
                                          ============              ============

See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                Quarter Ended
                                                   March 31,
                                             2001             2000
                                        ------------      ------------
Service revenues and software
   license fees                          $   622,375       $   298,119

Expenses
   Labor and benefits                        365,207           461,618
   Selling, general and
    administrative                           544,006           244,271
                                         -----------       -----------
                                             909,213           705,889
                                         -----------       -----------

Loss from operations                        (286,838)         (407,770)

Interest income, net                           4,152            19,396
                                         -----------       -----------

  Net loss                               $  (282,686)      $  (388,374)
                                         ===========       ===========


Basic and diluted loss per share              $(0.02)           $(0.03)
                                         ===========       ===========
Weighted average common shares
 outstanding                              14,952,602        14,616,952
                                         ===========       ===========


See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For the Quarter Ended March 31, 2001 and 2000
                                  (Unaudited)

                                                     March 31, 2001     March 31, 2000
Cash Flows From Operating Activities
    Net loss                                          $  (282,686)       $  (388,374)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
   Interest earned on certificate of deposit               (1,269)            (1,219)
   Depreciation                                            21,316             29,158
   Changes in operating assets and liabilities
       Accounts receivable                               (159,654)            93,775
       Prepaid expenses and other assets                  (19,616)            24,149
       Accounts payable and accrued expenses              236,533           (129,169)
       Unearned revenue                                    28,149             15,887
                                                      -----------        -----------

       Cash used in operating activities                 (177,227)          (355,793)

Cash Used in Investing Activities-
       purchases of furniture and equipment               (22,826)           (22,834)

Cash Flows from Financing Activities

       Proceeds from borrowings                            79,346
       Payments on borrowings                                                (21,000)
                                                      -----------        -----------

       Cash Flows from financing activities                79,346            (21,000)
                                                      -----------        -----------

       Net decrease in cash                              (120,707)          (399,627)
Cash and cash equivalents, beginning of period            351,501          1,922,392
                                                      -----------        -----------

Cash and cash equivalents, end of period              $   230,794        $ 1,522,765
                                                      ===========        ===========

See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
             Notes To Condensed Consolidated Financial Statements

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

Note 2.  Per Share Information

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at March 31, 2001, consist of shares issuable to holders of outstanding employee stock options. Accordingly, because these shares are antidilutive in the periods presented, basic and diluted earnings or loss per share are the same.

Note 3.  Subsequent Event

In April 2001, the Company sold $2,500,000 of Series A Preferred Stock at $1.39 per share in the first closing of a private offering. The Series A Preferred Stock is convertible into shares of the Company's common stock after one year on a one-to-one ratio and has certain liquidation preferences. The offering includes 5-year warrants to purchase 50% of the number of shares of Series A Preferred Stock purchased in the offering with an exercise price of $1.67 per share.

The Series A Preferred Stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           INTERACTIVE OBJECTS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Statement of Forward-Looking Information

This discussion and analysis should be read together with our consolidated financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective "forward-looking statements" that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words:
"believe," "expect," "intend," "anticipate," and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including, but not limited to, the factors set forth in the "Risk Factors," and "Description of Business" discussions in our Annual Report on Form 10-KSB for the year ended December 31, 2000. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

Interactive Objects, Inc. (the Company) was founded in 1995 by several former Microsoft employees. Today, Interactive Objects is a leading designer of embedded software and hardware solutions for digital audio appliances. Interactive Objects is the creator of the Dadio(TM) digital audio operating system and the Dharma(TM) digital audio reference design. Interactive Objects' technology is featured in products such as Iomega's (NYSE:IOM) HipZip(TM) digital audio player and Microsoft's (NASDAQ:MSFT) Pocket PC(TM) Media Player.

During the quarter, the Company introduced its new Darwin(TM) digital audio receiver. Based on Interactive Objects' Dadio(TM) and Dharma(TM) digital audio technology, Darwin(TM) is the first receiver of its kind to combine a multi-codec CD player with an Internet Radio, while providing access to content stored on a desktop PC jukebox or local network. Darwin(TM) provides access to a PC's digital music library, receives streaming Internet Radio and encodes CD's from any room in the home.

With Ethernet connectivity and Universal Plug and Play (UPnP) support, Darwin(TM) automatically recognizes any shared music files or folders on the PC or network. It connects multiple units to a network, and a central PC can be used to control playback on each device.

In addition, the Company announced its intention to develop an entire line of digital audio products including a Digital Audio Jukebox for use in home stereo and entertainment systems and a Digital Car Stereo System that will allow users to access their entire digital music collection at any time.

Interactive Objects offers licenses of its proprietary Dadio operating system, Dharma reference design and the Darwin(TM) product to leading consumer electronics companies, PC manufacturers, computer software companies, and other companies whose business involves digital audio technology. In addition, the Company provides software engineering, hardware design, and manufacturing services to such companies.

For more detailed information regarding the Company's products and services, its customers and markets, and other aspects of its business, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations - Quarter Ended March 31, 2001 Compared to March 31, 2000

     Revenues. Revenues for the quarter ended March 31, 2001 increased 109% when compared to the quarter ended March 31, 2000 to $622,375 from $298,119. During the first quarter of 2001, the Company's revenues were related entirely to the development and licensing digital audio technology. Revenues in the first quarter of 2000 related entirely to consulting services. The increase in revenues is the result of a successful transition from a software consulting business model to that of a developer and licensor of digital audio technology.

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs such as salaries, benefits, and payroll taxes and independent contractor fees. Labor and benefits expenses for the quarter ended March 31, 2001 decreased by 21% when compared to the first quarter of 2000 from $461,618 to $365,207. The decrease in labor and benefits expenses was directly attributable the elimination of consulting services and contract labor for those services.

As of March 31, 2001, the Company had 24 employees. It had 18 employees working on product development, 1 employee in sales and marketing, and 5 employees in general and administrative functions. In addition, the Company hires independent contractors when needed to support specific projects. The Company expects that labor and benefits expense will continue to increase through 2001 as it adds additional management personnel and engineering staff in order to continue increasing its presence in the digital audio market.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses, which represent all costs other than labor and benefits, for the quarter ended March 31, 2001 were $544,006 compared to $244,271 in the first quarter of 2000. The increase in selling, general and administrative expenses was primarily a result of research and development expenditures associated with the Company's Darwin(TM) product as well as expenditures associated with contract engineering services.

The Company believes that selling, general and administrative expenses will continue to increase during 2001 as it expands its presence in the digital audio market and continues developing its digital audio product line.

     Interest Income, Net. Interest income, net for the quarter ended March 31, 2001 was $4,152 compared to $19,396 for the first quarter of 2000. This decrease is the result of lower cash and cash equivalent balances due to the use of funds for working capital purposes.

     Net Loss. The Company had a net loss of $282,686 for the quarter ended March 31, 2001 compared to a net loss of $388,374 for the same period in 2000. The decrease in net loss is the result of the increased revenues and decreased labor and benefits expenses offset by the increase in selling, general and administrative expenses and the decrease in interest income, net, as described above.

Liquidity and Capital Resources.

At March 31, 2001, the Company had cash and cash equivalents of $230,794.

Cash used in operating activities was $177,227 during the first quarter of 2001, compared to cash used in operating activities of $355,793 in the first quarter of 2000. The decrease is primarily due to lower net loss during the first quarter of 2001 than in the same period in 2000 and an increase in accounts payable and accrued expenses of $236,533 during the first quarter of 2001 as opposed to a decrease in accounts payable and accrued expenses during the first quarter of 2000 of $129,169.

During the first quarters of 2001 and 2000, investing activities used net cash of $22,826 and $22,834, respectively, entirely from purchases of furniture and equipment . Cash provided by financing activities of $79,346 in the first quarter of 2001 resulted from borrowings on Company's line of credit. During the first quarter of 2000, cash used in financing activities was $21,000 as a result of repayments on notes payable.

In April 2001, the Company sold $2,500,000 of Series A Preferred Stock in a private offering. See Note 3 in Notes To Condensed Consolidated Financial Statements.

Based on the Company's current proposed plans and assumptions relating to product releases and sales, it believes it may require additional capital financing. However, it cannot guarantee that any additional financing will be available when needed, or on commercially reasonable terms.

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

On November 8, 2000, the Company filed a lawsuit in King County Superior Court against Kayleen Arafiles, a holder of more than 5% of the Company's common stock and the former sole shareholder of Avatar Interactive, Inc. ("Avatar"). The Company acquired Avatar on March 31, 1999. The Company alleges misrepresentation by the defendant that materially affected the Company's decision to consummate the acquisition. In addition, the Company alleges non-performance on the part of the defendant of her obligations as an employee of the Company subsequent to the acquisition. The Company seeks rescission of the acquisition transaction and unspecified damages, costs and attorney's fees.

Item 2.  Changes in Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         None.

    (b)  Reports on Form 8-K.

         Form 8-K dated March 28, 2001 incorporating a press release dated March 28, 2001 regarding proposed private equity financing.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       INTERACTIVE OBJECTS, INC.


Dated:  May 14, 2001                   By:   /s/ Richard P. Barber
                                          --------------------------------
                                       Richard P. Barber
                                       Chief Financial Officer and Treasurer