Form 10QSB
period 2001-06-30
INTERACTIVE OBJECTS INC
filed 2001-08-14
CIK 1060228

Interactive Objects, Inc. Form 10-QSB
Quarter Ended June 30, 2001

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2001.

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of August 9, 2001, the Registrant had 14,952,602 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                           INTERACTIVE OBJECTS, INC.
                        QUARTERLY REPORT ON FORM 10-QSB
                               Table of Contents


                                                                          Page
                                                                         Number
Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - June 30, 2001
          and December 31, 2000                                             3

          Condensed Consolidated Statements of Operations - Three
          and six months ended June 30, 2001 and 2000                       4

          Condensed Consolidated Statements of Cash Flows -
          Six months ended June 30, 2001 and 2000                           5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               7

Part II   Other information

Item 1.   Legal Proceedings                                                10

Item 2.   Changes in Securities and use of Proceeds                        10

Item 3.   Defaults upon Senior Securities                                  11

Item 4.   Submission of Matters to a vote of Security Holders              11

Item 5.   Other Information                                                11

Item 6.   Exhibits and Reports on Form 8-K                                 11

          Signature                                                        11

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                           INTERACTIVE OBJECTS, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS



                                          June 30, 2001     December 31, 2000
                                         ---------------    -----------------
                         ASSETS
Current Assets

 Cash and cash equivalents                   $ 2,086,313          $   351,501
 Certificate of deposit                          117,954              115,401
 Accounts receivable                             676,423              245,214
 Prepaid expenses                                 20,597               98,088
                                         ---------------    -----------------

    Total current assets                       2,901,287              810,204

Furniture and Equipment, at cost,
 less accumulated depreciation
 of $237,303 and $190,962                        294,498              241,032

Other assets                                      37,161               17,161
                                         ---------------    -----------------

Total Assets                                 $ 3,232,945          $ 1,068,397
                                         ---------------    -----------------

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
  Accounts payable                           $   663,017          $   393,898
  Accrued expenses                               160,942               90,119
  Unearned revenue                                75,000               21,831
                                         ---------------    -----------------

   Total current liabilities                     898,959              505,848

Redeemable preferred stock                     2,271,302                    -

Stockholders' Equity
  Common stock                                   149,526              149,526
  Additional paid-in capital                   8,790,252            8,607,752
  Accumulated deficit                         (8,877,094)          (8,194,729)
                                         ---------------    -----------------

   Total stockholders' equity                     62,684              562,549
                                         ---------------    -----------------

Total liabilities, redeemable
 preferred stock and stockholders'
 equity                                      $ 3,232,945          $ 1,068,397
                                         ===============    =================



See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                               Three Months Ended                 Six Months Ended
                                       June 30, 2001       June 30, 2000    June 30, 2001   June 30, 2000
                                    ------------------  -----------------  --------------  --------------
Revenues
 Service revenues and software
   license fees                            $   964,724        $   150,221     $ 1,587,099     $   448,340
Expenses
 Labor and benefits                            567,533            403,914         932,740         865,532
 Selling, general and
  administrative                               809,763            337,684       1,353,769         581,955
                                     ------------------  -----------------  --------------  --------------
                                             1,377,296            741,598       2,286,509       1,447,487
                                     ------------------  -----------------  --------------  --------------

Loss from operations                          (412,572)          (591,377)       (699,410)       (999,147)

Interest income                                 12,893             16,961          17,045          36,357
                                     ------------------  -----------------  --------------  --------------

   Net loss                                $  (399,679)       $  (574,416)    $  (682,365)    $  (962,790)
                                     ==================  =================  ==============  ==============

Basic and diluted loss per share           $     (0.03)       $     (0.04)     $    (0.05)     $    (0.07)
                                     ==================  =================  ==============  ==============
Weighted average common shares
   outstanding                              14,952,602         14,682,765      14,952,602      14,649,858
                                     ==================  =================  ==============  ==============


See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Six Months Ended
                                                             June 30, 2001   June 30, 2000
                                                             -------------   -------------
Cash Flows From Operating Activities
    Net loss                                                    $ (682,365)     $ (962,790)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
   Interest earned on certificate of deposit                        (2,553)         (2,464)
   Depreciation                                                     46,341          60,895
   Changes in operating assets and liabilities
       Accounts receivable                                        (431,209)         95,169
       Prepaid expenses and other assets                            57,491          38,241
       Accounts payable and accrued expenses                       339,942         (54,929)
       Unearned revenue                                             53,170         (59,113)
                                                             -------------   -------------

       Net cash used in operating activities                      (619,183)       (884,991)

Cash Used in Investing Activities-
       purchases of furniture and equipment                        (99,807)        (54,313)

Cash Flows from Financing Activities
       Proceeds from stock option exercises                              -         184,038
       Proceeds from issuance of preferred stock
         and warrants to acquire preferred stock,
         net of issuance costs                                   2,453,802               -
       Payments on borrowings                                            -         (42,000)
                                                             -------------   -------------

       Net cash provided by financing activities                 2,453,802         142,038
                                                             -------------   -------------

       Net increase (decrease) in cash                           1,734,812        (797,266)
Cash and cash equivalents, beginning of period                     351,501       1,922,392
                                                             -------------   -------------

Cash and cash equivalents, end of period                        $2,086,313      $1,125,126
                                                             =============   =============

See accompanying notes to financial statements.

                           INTERACTIVE OBJECTS, INC.
             Notes To Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. The unaudited consolidated financial statements include the accounts of Interactive Objects, Inc. ("Interactive Objects" or the "Company") and its wholly-owned subsidiary Avatar Interactive, Inc. Significant intercompany transactions have been eliminated in the accompanying unaudited consolidated financial statements. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results.

Note 2.   Per Share Information

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at June 30, 2001, consist of shares issuable to holders of outstanding employee stock options, convertible preferred stock, and warrants to purchase convertible preferred stock. Accordingly, because these shares are antidilutive in the periods presented, basic and diluted earnings or loss per share are the same.

Note 3.   Redeemable Preferred Stock

In April 2001, the Company sold 1,798,561 shares of Series A Preferred Stock (Preferred Stock) at $1.39 per share to a small group of accredited investors in a private offering. The offering includes 5-year warrants (the Warrants) to purchase 50% of the number of shares of Preferred Stock purchased in the offering with an exercise price of $1.67 per share. Net proceeds of $2,453,802 after deducting costs associated with the offering of $46,198 were allocated between the Preferred Stock and the Warrants based on their relative estimated fair value. The estimated value of the warrants of $182,500 was recorded as additional paid-in capital.

The Preferred Stock has a par value of $0.01 per share and is convertible into shares of the Company's common stock after one year on a one-to-one ratio and has certain liquidation preferences. The Preferred Stock is redeemable at the original purchase price in the event of a change of control, or at a premium if upon the request of the Company. The investors have certain piggy back, S-3 and demand registration rights with respect to the common stock into which the Series A Preferred Stock converts. However, the demand registration rights are not exercisable for one year. Furthermore, except in cases of underwritten offerings or waiver by the Company, the investors are limited to selling not more than 10% of such common stock in any one calendar month. The investors also have rights of first refusal to purchase their pro rata shares of future offerings by the Company, with certain exceptions.

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

General

Interactive Objects, Inc. (the Company) was founded in 1995 by several former Microsoft employees. Today, Interactive Objects is a leading designer of embedded software and hardware solutions for digital audio, video and imaging appliances.

Interactive Objects is the creator of the Dadio(TM) digital media operating system and the Dharma(TM) digital media reference design. Interactive Objects' technology is featured in products such as Iomega's (NYSE:IOM) HipZip(TM) digital audio player and Microsoft's (NASDAQ:MSFT) Pocket PC(TM) Media Player.

Interactive Objects offers licenses of its proprietary Dadio operating system, Dharma reference design and the Darwin(TM) product to leading consumer electronics companies, PC manufacturers, computer software companies, and other companies whose business involves digital media technology. In addition, the Company provides embedded systems software engineering, hardware design, and manufacturing services to such companies.

During the six months ended June 30, 2001, the Company introduced its new Darwin(TM) digital audio receiver. Based on Interactive Objects' Dadio(TM) and Dharma(TM) digital media technology, Darwin(TM) is the first receiver of its kind to combine a multi-codec CD player with an Internet Radio, while providing access to content stored on a desktop PC jukebox or local network. Darwin(TM) provides access to a PC's digital music library, receives streaming Internet Radio and encodes CD's from any room in the home.

With Ethernet connectivity and Universal Plug and Play (UPnP) support, Darwin(TM) automatically recognizes any shared music files or folders on the PC or network. It connects multiple units to a network, and a central PC can be used to control playback on each device.

In addition, the Company announced its intention to develop an entire line of digital media products including a Digital Audio Jukebox for use in home stereo and entertainment systems and a Digital Car Stereo System that will allow users to access their entire digital music collection at any time.

During the second quarter ended June 30, 2001, the Company successfully completed a number of key milestones:

  . The Company continued the expansion of its partnership with Cirrus Logic, Inc., the recognized leader in microprocessors for the digital audio market. The Company and Cirrus Logic signed a wide-ranging, long-term development contract designed to create a new generation of Maverick(TM) microprocessor-based reference designs for digital media appliances. The Company also announced platform support for Cirrus Logic's new Maverick(TM) EP7409 and EP9312 microprocessors. The first in the market to support these processors, the Company will enable manufacturers to quickly take advantage of these new CPUs and their breakthrough in cost performance.

  . The Company extended its agreement with Trans World Entertainment Corp., a leading specialty retailer of music and video products. Under the agreement, the Company is responsible for the development, design and manufacturing of Tran World's new listening and viewing stations which are being planned for a Fall 2001 pilot roll out.

  . The Company signed a new agreement with Microsoft Corp. extending its development partnership in a number of key areas.

  . The Company is working with Nikko Electronics and SSI Computer Corp to ready final products for delivery in the 2nd half of this year. Nikko is introducing a new flash-based handheld music player that will feature totally secure music playback using Microsoft's Windows Media Technology. SSI is introducing a handheld jukebox with large capacity internal storage. Both products are built using the Company's Dadio(TM) and Dharma(TM) platform technologies.

  . The Company delivered a firmware update for Iomega's HipZip(TM) digital audio player adding support for eBooks and other spoken word content, international localization, and improving overall usability and performance. The update was part of an extended development services agreement the companies signed in Q1 2001.

  . The company significantly improved its technology base by adding support for video streaming and imaging to its Dadio and Dharma platform, and successfully broadened its service offering to OEMs by adding hardware design and manufacturing support.

  .  The Company successfully raised $2,500,000 in a private offering.


For more detailed information regarding the Company's products and services, its customers and markets, and other aspects of its business, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations - Three and six months ended June 30, 2001 compared to the three and six months ended June 30, 2000

     Revenues. Revenues for the three and six months ended June 30, 2001 were $964,724 and $1,587,099, respectively, compared to $150,221 and $448,340 for the three and six months ended June 30, 2000, respectively. This represents a 542% increase in revenues for the comparative three-month periods and a 254% increase for the comparative six-month periods. During the three- and six-month periods in 2001, the Company's revenues were related entirely to the development and licensing of digital media technology. Revenues in the three months ended June 30, 2000 related entirely to the development and licensing of digital audio technology while for the three months ended March 31, 2000 revenues consisted entirely of consulting services. The increase in revenues is the result of a successful transition from a software consulting business model to that of a developer and licensor of digital media technology.

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs such as salaries, benefits, and payroll taxes and independent contractor fees. Labor and benefits expenses for the three and six months ended June 30, 2001 were $567,533 and $932,740, respectively, compared to $403,914 and $865,532 incurred in the three and six months ended June 30, 2000, respectively. The increase in labor and benefits expenses is directly attributable the increased number of employees during the current year compared to the prior year.

As of June 30, 2001, the Company had 27 employees with 22 employees working primarily on product development and 5 employees primarily in general and administrative functions. In addition, the Company hires independent contractors when needed to support specific projects. The Company expects that labor and benefits expense will continue to increase through 2001 as it adds additional management personnel and engineering staff in order to continue increasing its presence in the embedded systems digital media market.

     Selling, General and Administrative Expenses. Selling, general and administrative(SG&A)expenses represent all costs other than labor and benefits. For the three and six months ended June 30, 2001 SG&A expenses were $809,763 and $1,353,769, respectively, compared to $337,684 and $581,955 during the same respective periods in the prior year. The increase in selling, general and administrative expenses was primarily a result of research and development expenditures associated with the Company's line of digital media products as well as expenditures associated with contract engineering services including the building of prototypes.

The Company believes that selling, general and administrative expenses will continue to increase during 2001 as it expands its presence in the embedded systems digital media market and continues developing its digital media product line.

     Interest Income, Net. Interest income, net for the three and six months ended June 30, 2001 was $12,893 and $17,045, respectively, compared to $16,961 and $36,357 for the respective three and six months ended June 30, 2000. The decrease during the comparable three month periods is the result of lower interest rates on invested cash and cash equivalent balances. The decrease during the comparable six month periods is due to this same reason and also due to lower invested cash and cash equivalent balances during the first three month period of 2001 compared to the prior year.

     Net Loss. The Company had a net loss of $399,679 and $682,365, respectively for the three and six months ended June 30, 2001 compared to a net loss of $574,416 and $962,790, respectively, for the same periods in 2000. The decrease in net loss during 2001 is primarily the result of increased revenues offset by increases in labor and benefits and SG&A expenses, as described above.

Liquidity and Capital Resources.

At June 30, 2001, the Company had cash and cash equivalents of $2,086,313.

Cash used in operating activities was $619,183 during the six months ended June 30, 2001, compared to cash used in operating activities of $884,991 in the first six months of 2000. The decrease is primarily due to lower net loss during the first six months of 2001 than in the same period in 2000.

During the first six months of 2001 and 2000, investing activities used net cash of $99,807 and $54,313, respectively, entirely for purchases of furniture and equipment .

Cash provided by financing activities of $2,453,802 in the first six months of 2001 resulted from net proceeds from the sale of Series A Preferred Stock (see note 3 to condensed consolidated financial statements) and related warrants. During the first six months of 2000, net cash provided by financing activities was $142,038 primarily from stock option exercises.

Based on the Company's current proposed plans and assumptions relating to product releases and sales, it believes it may require additional capital financing. However, it cannot guarantee that any additional financing will be available when needed, or on commercially reasonable terms.

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.

On November 8, 2000, the Company filed a lawsuit in King County Superior Court against Kayleen Arafiles, a then holder of more than 5% of the Company's common stock and the former sole shareholder of Avatar Interactive, Inc. ("Avatar"). The Company acquired Avatar on March 31, 1999. The Company alleges misrepresentation by the defendant that materially affected the Company's decision to consummate the acquisition. In addition, the Company alleges non-performance on the part of the defendant of her obligations as an employee of the Company subsequent to the acquisition. The Company seeks rescission of the acquisition transaction and unspecified damages, costs and attorney's fees.

On July 17, 2001, Ms. Arafiles filed an answer denying the claims of the Company and making counterclaims against the Company, a former CEO of the Company, a current board member and a former board member alleging that certain information was withheld from her during negotiations pertaining to the acquisition of Avatar and that she was wrongfully restricted from selling the Company's common stock obtained through the acquisition. Ms. Arafiles seeks a dismissal of that Company's claims, damages to be proven at trial, and reimbursement of attorney's fees. Although the Company believes Ms. Arafiles' claims are wholly without merit and that the Company will prevail in defending this action, because of the nature of the litigation process, the Company is not able to predict with certainty the outcome of this matter.

Item 2.   Changes in Securities and Use of Proceeds.

(a)  NONE

(b) As described in more detail below, in April 2001, the Company sold 1,798,561 shares of Series A Preferred Stock (Preferred Stock), par value $.01 and warrants to purchase 899,281 shares of Preferred Stock. The Preferred stock is entitled to a liquidation preference over the Company's Common Stock equal to the purchase price of the Preferred Stock. The Preferred Stock is also entitled to a cash dividend when and if a cash dividend is declared on the Common Stock. The Preferred Stock dividend must be paid in preference and priority to a dividend on the Common Stock. The liquidation preference could materially diminish the rights of the common stockholders in the event of a liquidation, and the dividend preference will impair the Company's ability to declare a dividend on the Common Stock if it should choose to do so. At this time, the Company does not intend to declare dividends on the Common Stock in the foreseeable future.

(c) The following is a description of the equity securities sold by the Company during the quarter ended June 30, 2001 that are not registered under the Securities Act:

     In April 2001, the Company sold 1,798,561 shares of Series A Preferred Stock (Preferred Stock) at $1.39 per share to a small group of accredited investors in a private offering. The offering includes 5-year warrants to purchase 50% of the number of shares of Preferred Stock purchased in the offering with an exercise price of $1.67 per share. Net proceeds from the offering were $2,453,802 after deducting costs associated with the offering of $46,198.

     The Preferred Stock has a par value of $0.01 per share and is not convertible into shares of the Company's common stock until after April 5, 2002 on a one-to-one ratio and has certain liquidation preferences. Furthermore, except in cases of underwritten offerings or waiver by the Company, the investors are limited to selling not more than 10% of such common stock in any one calendar month. The Preferred Stock is redeemable at the original purchase price in the event of a change of control, or at a premium if upon the request of the Company. The investors also have rights of first refusal to purchase their pro rata share of future offerings by the Company, with certain exceptions. The investors have certain piggy back, S-3 and demand registration rights with respect to the common stock into which the Series A Preferred Stock converts. However, the demand registration rights are not exercisable for one year.

     These securities were offered and sold in private transactions without registration under the Securities Act of 1933, as amended (the "Act"), in reliance upon the exemption from registration provided by Section 4(2) thereof and Regulation D promulgated thereunder. Each person purchasing the securities represented their intention to acquire the securities for investment only and not with a view to or for distribution. In connection with their purchase, an appropriate legend was placed on the certificates representing the Preferred Stock and warrants with respect to transfer and resale and will be placed on the shares issuable upon conversion of the Preferred Stock. All of the investors received, or had adequate access to information about the Company through information made available to them, including all Company reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

     3.1 Articles of Incorporation, as amended (incorporated by reference to the same exhibit number in the Company's Current Report on Form 8-K filed on April 25, 2001).

     (b)  Reports on Form 8-K.

     Form 8-K filed April 25, 2001 incorporating the Articles of Incorporation of Interactive Objects, Inc. as amended April 3, 2001, by inserting Article 2A therein. Article 2A sets forth the designation of the Series A Preferred Stock of Interactive Objects, Inc. Also incorporated in such Form 8-K was a press release dated April 11, 2001 regarding private equity financing.


                                   SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERACTIVE OBJECTS, INC.


Dated:  August 14, 2001              By:   /s/ Richard P. Barber
                                          --------------------------------
                                   Richard P. Barber
                                   Chief Financial Officer and Treasurer