Form 10QSB
period 2001-09-30
INTERACTIVE OBJECTS INC
filed 2001-11-14
CIK 1060228

Interactive Objects, Inc. Form 10-QSB
Quarter Ended September 30, 2001

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2001.

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


                               -------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of November 12, 2001, the Registrant had 14,952,602 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one): Yes [ ]  No [X]

                            INTERACTIVE OBJECTS, INC.
                         QUARTERLY REPORT ON FORM 10-QSB
                                Table of Contents

                                                                           Page
                                                                          Number

Part I    Financial Information

Item 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets - September 30, 2001
          and December 31, 2000                                             3

          Condensed Consolidated Statements of Operations - Three
          and nine months ended September 30, 2001 and 2000                 4

          Condensed Consolidated Statements of Cash Flows -
          Nine months ended September 30, 2001 and 2000                     5

          Notes to Condensed Consolidated Financial Statements              6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               8

Part II   Other information

Item 1.   Legal Proceedings                                                 11

Signature                                                                   11

PART I--FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)


                            INTERACTIVE OBJECTS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                      September 30, 2001    December 31, 2000
                                      ------------------    -----------------
                         ASSETS

Current Assets

 Cash and cash equivalents                   $ 1,541,924          $   351,501
 Certificate of deposit                          119,251              115,401
 Accounts receivable                             733,091              245,214
 Prepaid expenses                                159,191               98,088
                                         ---------------    -----------------

    Total current assets                       2,553,457              810,204

Furniture and Equipment, at cost,
 less accumulated depreciation
 of $261,117 and $190,962                        293,022              241,032

Other assets                                      37,161               17,161
                                         ---------------    -----------------

Total assets                                 $ 2,883,640          $ 1,068,397
                                         ---------------    -----------------

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities

  Accounts payable                           $   557,733          $   393,898
  Accrued expenses                                96,524               90,119
  Unearned revenue                                50,000               21,831
                                         ---------------    -----------------

   Total current liabilities                     704,257              505,848

Redeemable preferred stock                     2,271,302                    -

Stockholders' Equity (Deficit)
  Common stock                                   149,526              149,526
  Additional paid-in capital                   8,792,543            8,607,752
  Accumulated deficit                         (9,033,988)          (8,194,729)
                                         ---------------    -----------------

   Total stockholders' equity (deficit)          (91,919)             562,549
                                         ---------------    -----------------

Total liabilities, redeemable
 preferred stock and stockholders'
 equity (deficit)                            $ 2,883,640          $ 1,068,397
                                         ===============    =================



See accompanying notes to condensed consolidated financial statements.

                            INTERACTIVE OBJECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                               Three Months Ended                 Nine Months Ended
                                       September 30,       September 30,    September 30,   September 30,
                                          2001                 2000             2001            2000
                                    ------------------  -----------------  --------------  --------------
Revenues
 Service revenues and software
   license fees                             $ 1,049,613        $   224,691     $ 2,636,712     $   673,031
Expenses

 Labor and benefits                             577,185            395,759       1,509,925       1,261,291
 Selling, general and
  administrative                                645,045            200,330       1,998,814         782,285
                                     ------------------  -----------------  --------------  --------------
                                              1,222,230            596,089       3,508,739       2,043,576
                                     ------------------  -----------------  --------------  --------------

Loss from operations                           (172,617)          (371,398)       (872,027)     (1,370,545)

Interest income                                  15,723             11,546          32,768          47,903
                                     ------------------  -----------------  --------------  --------------

   Net loss                                 $  (156,894)       $  (359,852)    $  (839,259)    $(1,322,642)
                                     ==================  =================  ==============  ==============

Basic and diluted loss per share            $     (0.01)       $     (0.02)    $     (0.06)    $     (0.09)
                                     ==================  =================  ==============  ==============
Weighted average common shares
   outstanding                               14,952,602         14,804,778      14,952,602      14,701,875
                                     ==================  =================  ==============  ==============

See accompanying notes to condensed consolidated financial statements.

                            INTERACTIVE OBJECTS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Nine Months Ended
                                                             September 30,   September 30,
                                                                  2001            2000
                                                             -------------   -------------
Cash Flows From Operating Activities
    Net loss                                                    $ (839,259)    $(1,322,642)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
   Interest earned on certificate of deposit                        (3,850)         (3,723)
   Non-cash stock compensation                                       2,291               -
   Depreciation                                                     70,155          83,451
   Changes in operating assets and liabilities
       Accounts receivable                                        (487,877)         33,929
       Prepaid expenses and other assets                           (81,103)        (59,038)
       Accounts payable and accrued expenses                       170,240         (67,177)
       Unearned revenue                                             28,169         (59,113)
                                                             -------------   -------------

       Net cash used in operating activities                    (1,141,234)     (1,394,313)

Cash Used in Investing Activities-
       purchases of furniture and equipment                       (122,145)        (64,493)

Cash Flows from Financing Activities

       Proceeds from stock option exercises                              -         352,758
       Proceeds from issuance of preferred stock
         and warrants to acquire preferred stock,
         net of issuance costs                                   2,453,802               -
       Payments on borrowings                                            -         (61,000)
                                                             -------------   -------------

       Net cash provided by financing activities                 2,453,802         291,758
                                                             -------------   -------------

       Net increase (decrease) in cash                           1,190,423      (1,167,048)
Cash and cash equivalents, beginning of period                     351,501       1,922,392
                                                             -------------   -------------

Cash and cash equivalents, end of period                        $1,541,924      $  755,344
                                                             =============   =============

See accompanying notes to condensed consolidated financial statements.

                            INTERACTIVE OBJECTS, INC.
              Notes To Condensed Consolidated Financial Statements

Note 1.   Basis of Presentation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited consolidated financial statements include the accounts of Interactive Objects, Inc. ("Interactive Objects" or the "Company") and its wholly-owned subsidiary Avatar Interactive, Inc. Significant intercompany transactions have been eliminated in the accompanying unaudited consolidated financial statements. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results.

Note 2.   Per Share Information

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at September 30, 2001, consist of shares issuable to holders of outstanding employee stock options, convertible preferred stock, and warrants to purchase convertible preferred stock. Accordingly, because these shares are antidilutive in the periods presented, basic and diluted earnings or loss per share are the same.

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

Note 4.   Legal Proceedings

In August 2000, a lawsuit was filed against the Company, a current board member, a former board member and the former CEO and chairman of the board. The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company. They are claiming that they were induced to sell through fraudulent representations and omissions. The Plaintiffs are seeking in excess of $11 million, or in the alternative, rescission of the purchase and sale of the Plaintiffs' shares. In August 2001, both the Company and the Plaintiffs filed for summary judgment and the results of those filings are pending. In the event neither party is successful in its summary judgment motion, the case is scheduled for trial in February 2002.

The Company intends to vigorously defend this case, but, because of the nature of the litigation process, the Company is not able to predict the outcome of this matter. If the Company prevails, it is entitled to receive reimbursement for all legal fees and related costs incurred by it in defense of this matter.

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

Interactive Objects is the creator of the Dharma(TM) digital media development platform. Interactive Objects' technology is featured in consumer products such as Microsoft's (NASDAQ:MSFT) new TV Photo Viewer product and their Pocket PC(TM) Media Player and Iomega's (NYSE:IOM) HipZip(TM). In addition, the Company's technology is featured in Interactive Objects designed listening and viewing stations (LVS) at several Trans World Entertainment Corp. (Trans World) retail locations including its flagship FYE (For Your Entertainment) store in New York City. Trans World is a leading specialty retailer of music and video products. Trans World plans to roll out these LVS devices at its remaining 730 retail locations in 2002.

Interactive Objects offers licenses of its proprietary Dharma development platform to leading consumer electronics companies, PC manufacturers, computer software companies, and other companies whose business involves digital media technology. In addition, the Company provides embedded systems software engineering, hardware design, and manufacturing services to such companies.

During the quarter ended September 30, 2001, the Company had a number of key accomplishments:

     . The Company began delivery of listening and viewing stations to Trans World in the pilot phase of an anticipated company-wide rollout at Trans World's 730 retail locations.

     . The Company signed an agreement with Remote Solution, Inc., the U.S. marketing and sales organization for HanGo Electronics Co., Ltd., Korea to make the Company's platform the basis for all new embedded media products sold under their PoGo! brand name.

     . The Company completed services related to integrating its technology into Microsoft's new TV Photo Viewer product.

     . The Company made significant progress in its research and development efforts by successfully incorporating in its technology support for MPEG 1 and 2 video compression, the standard format used for DVD playback and internet video on demand. This means that the Company can build products that provide both audio and video playback, significantly broadening the market potential of its platform technology.

The Company has incurred losses since inception and at September 30, 2001 had an accumulated deficit of $9,033,988. The Company's ability to make a profit is dependent upon various factors including many outside its control. For that reason it is difficult to predict when and if the Company will achieve profitability.

For more detailed information regarding the Company's products and services, its customers and markets, its risk factors, and other aspects of its business, see the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000.

Results of Operations - Three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000

     Revenues. Revenues for the three and nine months ended September 30, 2001 were $1,049,613 and $2,636,712, respectively, compared to $224,691 and $673,031 for the three and nine months ended September 30, 2000, respectively. This represents a 367% increase in revenues for the comparative three-month periods and a 292% increase for the comparative nine-month periods. During the three- and nine-month periods in 2001, the Company's revenues were related entirely to the development and licensing of digital media technology. Revenues in the three months ended September 30, 2000 related entirely to the development and licensing of digital audio technology while for the nine-month period ended September 30, 2000 revenues included some consulting services. The increase in revenues is the result of the transition from a software consulting business model to that of a developer and licensor of digital media technology. The Company's revenues are to a large extent dependent upon the success of its licensees' products, or the Company's ability to enter into contracts with new or existing customers. While the Company's customer base continues to expand, in any particular quarter, depending on the contracts it is performing, the Company has experienced significant concentration of revenues from one or a small number of customers. The Company expects this trend to continue in the near term and there can be no assurance as to future revenue levels in total or from a particular customer.

     Labor and Benefits Expenses. Labor and benefits includes all internal labor costs such as salaries, benefits, payroll taxes and independent contractor fees. Labor and benefits expenses for the three and nine months ended September 30, 2001 were $577,185 and $1,509,925, respectively, compared to $395,759 and $1,261,291 incurred in the three and nine months ended September 30, 2000, respectively. The increase in labor and benefits expenses is directly attributable the increased number of employees during the current year compared to the prior year.

As of September 30, 2001, the Company had 26 employees with 20 employees working primarily on product development, 4 employees working primarily in general and administrative functions and 2 in sales and marketing. In addition, the Company hires independent contractors when needed to support specific projects. The Company expects that labor and benefits expense will continue to increase through 2001 as it adds additional management personnel and engineering staff in order to continue increasing its presence in the embedded systems digital media market.

     Selling, General and Administrative Expenses. Selling, general and administrative(SG&A)expenses represent all costs other than labor and benefits. For the three and nine months ended September 30, 2001 SG&A expenses were $645,045 and $1,998,814, respectively, compared to $200,330 and $782,285 during the same respective periods in 2000. The increase in selling, general and administrative expenses was primarily a result of research and development expenditures associated with the Company's line of digital media products as well as expenditures associated with contract engineering, design and manufacturing.

The Company believes that selling, general and administrative expenses will continue to increase as it expands its presence in the embedded systems digital media market and continues developing its digital media product line.

     Interest Income, Net. Interest income, net for the three and nine months ended September 30, 2001 was $15,723 and $32,768, respectively, compared to $11,546 and $47,903 for the respective three and nine months ended September 30, 2000. The increase during the comparable three-month periods is the result of higher invested cash balances in 2001. The decrease during the comparable nine-month periods is due to lower invested cash and cash equivalent balances during the first quarter of 2001 compared to the first quarter of 2000 which more than offsets the impact of the higher invested balance during the third quarter of 2001.

     Net Loss. The Company had net losses of $156,894 and $839,259, respectively, for the three and nine months ended September 30, 2001 compared to a net losses of $359,852 and $1,322,642, respectively, for the same periods in 2000. The decrease in net losses during 2001 is primarily the result of increased revenues offset by increases in labor and benefits and SG&A expenses, as described above.

Liquidity and Capital Resources.

At September 30, 2001, the Company had cash and cash equivalents of $1,541,924.

Cash used in operating activities was $1,141,234 during the nine months ended September 30, 2001, compared to cash used in operating activities of $1,394,313 in the first nine months of 2000. The decrease is primarily due to lower net loss during the first nine months of 2001 than in the same period in 2000, offset by an increase in accounts receivable.

During the first nine months of 2001 and 2000, investing activities used net cash of $122,145 and $64,493, respectively, entirely for purchases of furniture and equipment.

Cash provided by financing activities of $2,453,802 in the first nine months of 2001 resulted from net proceeds from the sale of Series A Preferred Stock (see note 3 to condensed consolidated financial statements) and related warrants. During the first nine months of 2000, net cash provided by financing activities was $291,758 primarily from stock option exercises.

If the Company cannot become profitable in the near term, it will require additional capital financing. However, it cannot guarantee that any additional financing will be available when needed, or on commercially reasonable terms.

PART II--OTHER INFORMATION

Item 1.   Legal Proceedings.

In August 2000, a lawsuit was filed in King County Superior Court against the Company, a current board member, a former board member and the former CEO and chairman of the board. The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company. They are claiming that they were induced to sell through fraudulent representations and omissions. The Plaintiffs are seeking in excess of $11 million, or in the alternative, rescission of the purchase and sale of the Plaintiffs' shares. In August 2001, both the Company and the Plaintiffs filed for summary judgment and the results of those filings are pending. In the event neither party is successful in its summary judgment motion, the case is scheduled for trial in February 2002.

The Company intends to vigorously defend this case, but, because of the nature of the litigation process, the Company is not able to predict the outcome of this matter. If the Company prevails, it is entitled to reimbursement for all legal fees and related costs incurred by it in defense of this matter.

The Company has a suit against Kayleen Arafiles, and a related counter-suit, pending in King County Superior Court which is discussed in the Company's 10QSB dated August 14, 2001 for the period end June 30, 2001.

                                    SIGNATURE

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   INTERACTIVE OBJECTS, INC.


Dated:  November 13, 2001              By:   /s/ Richard P. Barber
                                          ---------------------------------
                                   Richard P. Barber
                                   Chief Financial Officer, Treasurer and
                                   Secretary