Form 10KSB
period 2001-12-31
FULLPLAY MEDIA SYSTEMS INC
filed 2002-04-01
CIK 1060228

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-KSB
                  [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

                [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _____________ to ___________________

                        Commission file number 000-25373

                          Fullplay Media Systems, Inc.
                          ----------------------------

                (Name of Small Business Issuer in Its Charter)


         State of Washington                            87-0434226
         -------------------                            ----------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)


          12600 SE 38th Street, Suite 150, Bellevue, Washington 98006
          -----------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (425) 653-5505
                                --------------
                          (Issuer's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None.

                Securities registered under Section 12(g) of the
                                 Exchange Act:

                          Common Stock, $.01 par value

Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for its most recent fiscal year were $3,139,041.

As of March 15, 2002, there were 14,972,602 shares of the Registrant's common stock issued and outstanding and the aggregate market value of such common stock held by persons other than officers, directors and 5% shareholders (14,602,602 shares) was approximately $12,558,238 based on the average of the high and low sale prices on that date ($0.86).

Transitional Small Business Disclosure Format (check one): [_] Yes [x] No

                               TABLE OF CONTENTS

                                                                                                         Page
PART I    ..........................................................................................      2

Item 1.   DESCRIPTION OF BUSINESS...................................................................      2

Item 2.   DESCRIPTION OF PROPERTY...................................................................     10

Item 3.   LEGAL PROCEEDINGS.........................................................................     10

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................................     10

PART II   ..........................................................................................     10

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..................................     10

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION......     11

Item 7.   FINANCIAL STATEMENTS......................................................................     13

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE......     25

PART III  ..........................................................................................     25

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION
          16(a) OF THE EXCHANGE ACT.................................................................     25

Item 10.  EXECUTIVE COMPENSATION....................................................................     27

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT............................     28

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............................................     30

Item 13.  EXHIBITS AND REPORTS ON FORM 8-K..........................................................     30

                                    PART I

ITEM 1.   DESCRIPTION OF BUSINESS

Statements contained herein that are not based on historical fact, including without limitation statements containing the words "believes," "may," "will," "estimate," "continue," "anticipates," "intends," "expects" and words of similar import, may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, events or developments to be materially different from any future results, events or developments expressed or implied by such forward-looking statements. Such factors include, among others, the following:
general economic and business conditions, both nationally and in the regions in which the Company operates; technology changes; competition; changes in business strategy or development plans; the ability to attract and retain qualified personnel; liability and other claims asserted against the Company; and other factors discussed under "Risk Factors" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this report. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. The Company disclaims any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future results, events or developments.

THE COMPANY

Fullplay Media Systems, Inc. (formerly Interactive Objects, Inc.)("Fullplay" or the "Company") primarily focuses on developing and designing software and hardware for high quality and feature rich digital media recording and playback. In addition to licensing its proprietary technology, the Company provides software engineering, hardware design and manufacturing services to its customers either directly or though outsourcing. In addition, the Company has developed and designed its own line of digital media devices for resale or licensing.

HISTORY

The Company's predecessor was incorporated in 1995 as a Washington corporation under the name Neoteric Media, Inc. d/b/a Interactive Objects (Neoteric Media). In August 1997, Neoteric Media consummated a business combination with Asia Pacific

Chemical Engineering Corp., a publicly-held Utah corporation with nominal assets and liabilities (APCEC), whereby the shareholders of Neoteric Media exchanged their stock for a majority of the then-outstanding common stock of APCEC, and Neoteric Media became a wholly-owned subsidiary of APCEC. Thereafter, APCEC changed its name to Interactive Objects, Inc and reincorporated in the State of Washington as Interactive Objects, Inc. In December 2001, the Company changed its name to Fullplay Media Systems, Inc.

Effective March 31, 1999, the Company acquired Avatar Interactive, Inc., a Washington corporation (Avatar). The acquisition of Avatar was effected by means of a forward merger of a newly formed Washington corporation and wholly-owned subsidiary of the Company with and into Avatar, pursuant to the terms of an Agreement and Plan of Merger dated March 31, 1999. Following the merger, Avatar became a wholly-owned subsidiary of the Company. During 2000, all Avatar operations were ceased as the Company no longer operates in the business formerly undertaken by Avatar.

THE CHANGING CONSUMER ELECTRONICS LANDSCAPE

The consumer electronics industry around the world has undergone significant change in the past five years. Wide scale public acceptance of the CD (compact disk) and DVD (digital versatile disk) as the media of choice for audio and video content, combined with the increased penetration of high speed Internet access and home PCs, means that consumers are acquiring, playing, and storing their music and movies in a pure digital format. The portable cassette tape player has given way to the portable CD player, and now the CD player is giving way to the portable MP3 player. The VHS video tape deck is being replaced by the DVD player. CD recorders in PCs allow users to create their own customized music selections. Record labels are teaming up with Internet music service providers to allow customers to purchase their music online. PCs have begun replacing stereo systems in college dormitory rooms.

This change in consumer electronics and content delivery has created new product categories upon which Fullplay is attempting to capitalize. The Company believes sales of portable MP3 players will continue to grow over the next several years, both as stand alone devices as well as integrated into existing systems such as cell phones and car stereos. Audio and video jukeboxes, able to transfer CDs and DVDs to internal hard disk drives, will greatly enhance the user experience. The Company believes new types of media devices, including home servers, personal video recorders (PVRs), digital radios, and download kiosks will begin to proliferate as costs come down. Home networked PCs will be able to access all of these devices, enhancing the usage model and enhancing the flow of music and video both wirelessly as well as wired.

PRODUCTS AND SERVICES

Fullplay provides products and services related to digital media software and hardware. The Company is creating a range of services and reference and product designs to capitalize on the new opportunities in digital media. These include:

Contract Engineering, Design and Manufacturing Services - Contract engineering and design services include among other things, custom software development and hardware design, new technology research and reports and program management. The Company can take an idea from a concept to a product while taking responsibility for the entire supply chain and ultimate manufacturing of final product. The Company has established relationships with first and second tier contract manufacturers that enable it to bring a final product to fruition.

Dharma(TM) development platform - This media player development system supports a wide range of consumer operating systems, microprocessors, and media formats. The Fullplay(TM) Media Manager is a modular middleware layer that sits above the operating system (OS) and supports all leading codecs and digital rights managements systems for both audio and video, including MP3, WMA, AAC, Ogg Vorbis, Audible, Voiceage, MPEG 1,2, and 4, JPEG, Kodak Photo CD and Intertrust. It also incorporates unique features for playlist management, content recognition, and smart encoding.

Darwin Digital Jukebox (DJ) - DJ can convert existing CDs, cassette tapes and LPs to MP3 files and store them on its internal hard disk drive. It can connect to home PCs in order to download music from the Internet. As a standalone unit, the DJ plays standard audio format CDs as well as MP3, WMA and AAC digital format CDs. It can also encode CDs and other analog music into a variety of MP3 sample rate formats and copy and store this music on its hard drive, providing high quality digital music playback. To date, the Company has not sold any DJs either under the Fullplay(TM) name or private label.

Fullplay(TM) Home Media Center - The Company is developing the Fullplay(TM) Home Media Center, an all-in-one audio, video, and image viewing system. It will combine the capabilities of a standard multi-disk CD player, a DVD player, a digital photo viewer, and a home computer, with the latest in digital recording and playback technology. Intended to be the center of the home entertainment system, the Fullplay(TM) Home Media Center will support all of today's leading digital audio and video formations including MP3, WMA and MPEG. With its high capacity internal hard drive and built-in networking connections, it will allow access to and sharing of an entire digital media collection from any location in the home. To date, the Company has not sold any Fullplay(TM) Home Media Centers either under the Fullplay(TM) name or private label.

Listening and Viewing Stations (LVS) - The Company has designed a state of the art multimedia kiosk type LVS that supports Microsoft's Windows Media 8 technology incorporating both WMA audio and MPEG level 4 video playback. The device contains a UPC bar code scanner and content recognition software that matches bar code data with the content's metadata stored on a server. The LVS device also features a proximity-based recommendations engine that helps guide customers to related merchandise in the area surrounding the device.

Turnkey Development Platforms - When fully developed, these will include: software development kits with reference designs, OS, applications layer, drivers and schematics. They will be targeted for high volume, low to medium complexity devices. Support packages and design services are available as well as "ready for production" product design kits. To date, the Company has not sold any Turnkey Development Platforms.

CUSTOMERS AND MARKETS

Fullplay's products and services are marketed to a wide variety of companies seeking digital medial solutions including OEMs, consumer electronics companies, PC manufacturers, software companies, consumer and industrial music distributors, Internet radio content providers, broadcasters, and others. Depending on the contracts it is performing in any given quarter, the Company has experienced significant concentration of revenues from one or a small number of customers. The Company expects this trend to continue in the near term.

STRATEGIC RELATIONSHIPS

The Company engages in strategic relationships when they are consistent with the overall strategy of the Company and benefit both parties. Currently, the Company has several relationships the most significant of which is with Cirrus Logic.

Cirrus Logic is the leading provider of high-performance DSP chip solutions for digital audio devices. Cirrus Logic has selected Dharma(TM) as its default platform for its microprocessor-based hardware reference designs for digital audio appliances.

MARKETING AND DISTRIBUTION

The Company currently markets its products and services primarily through word-of-mouth and general market reputation. The Company attempts to obtain new customers though its strategic partnerships and other marketing relationships with companies in the digital media value chain. With its Fullplay(TM) product line, the Company intends to continue to establish an easily recognized brand image which is equated with high quality and rich features while at the same time making the products available to other companies for private label.

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

Media and analyst relations will remain a core component of the Company's promotional campaign. The Company believes that press and industry coverage of the Company and its products is a cost-efficient way to increase visibility and establish credibility. The Company intends to continue to invest in this channel through press/analyst coverage with the objective of generating further interest and visibility in industry, general business and regional publications.

ACQUISITIONS

The software industry has experienced and is expected to continue to experience a significant amount of consolidation. The Company continually evaluates potential business combinations with companies, that among other things, could expand the breadth and depth of Fullplay's products and organization as well as provide financial resources greater than the Company currently has.

COMPETITION

The market for the Company's products is intensely competitive, subject to rapid change, and can be significantly affected by new product introductions and related marketing activities of industry participants. The Company believes there is currently no known market leader in the digital media market. The Company's primary competition for its design and development services and licensing comes from the consumer electronic and OEM companies themselves in the form of their internal development teams should they choose to design and develop the digital media products they plan to market.

Competition in the area of selling its own line of products under the Fullplay(TM) brand names comes from various consumer electronic companies and certain digital media niche companies such as SonicBlue, eDigital, and Moxi.

The Company believes the principal competitive factors in these markets to be: product quality, flexibility, performance, functionality and product features, company reputation and price.

Many of the Company's competitors have longer operating histories, more resources (financial, technical, and marketing), greater name recognition and a larger installed base of customers than the Company. As a result, these competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or devote greater resources to the development, promotion and sale of their products than the Company. Because the Company's primary competitors are in-house developers, who can use the Company's expertise to better fulfill their responsibility, the Company believes this offers the potential to transform their relationship with the Company from that of a competitor to that of a customer.

RESEARCH AND DEVELOPMENT

The Company incurred $3,485,895 and $1,354,306 in research and development costs in 2001 and 2000 respectively. The costs in 2001 were primarily incurred in developing the Company's Fullplay(TM) branded consumer product offerings, expanding the capabilities of the Dharma(TM) reference platform, as well as in performing engineering services for the Company's customers. The Company believes it will continue to incur significant research and development costs as it expands its product offerings and adds features to its reference platform.

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

EMPLOYEES

As of December 31, 2001, the Company had a total of 25 employees, and 6 regularly used full- or part-time consultants, all of whom were based in the Bellevue, Washington area. The Company's future success depends, in part, upon the continued service of its key technical and senior management personnel and its continuing ability to attract and retain highly qualified technical and managerial personnel. Competition for highly qualified personnel is intense and there can be no assurance that the Company will be able to retain its key managerial and technical employees or that it will be able to attract and retain additional highly qualified technical and managerial personnel in the future. None of the Company's employees are represented by a labor union. The Company has not experienced any work stoppages and considers its relations with its employees to be adequate. "Item 1. Description of Business - Risk Factors."

RISK FACTORS

In addition to the other information in this Report, the following risk factors should be considered carefully in evaluating the Company and its business.

The Company was founded in 1995. The Company has had a limited operating history, and has not had profitable operations on an annual basis since inception. It lost $1,462,753 in 2001 and had an accumulated deficit of $9,657,482 as of December 31, 2001. Because of its limited history, there is little information that investors can use to predict its financial results.

The Company's ability to make a profit is dependent upon, among other things:

     - its ability to successfully license its platform to third parties;

     - its ability to successfully develop, market and sell its own consumer products;

     - its ability to secure software engineering contracts, and

     - the overall growth in the digital media industry.

The Company will have to obtain additional capital in the short term, as well as in the long term if it continues to operate at a loss, and it cannot be certain that it will be able to obtain such capital on acceptable terms, if at all.

There can be no assurance that sales of its current or future products will meet its expectations.

For example:

     - the Company may introduce products later to market than expected or later to market than its competitors introduce their products; or

     - competitors may introduce competitive products at lower prices.

The Company could experience delays in its expected product availability because, among other things:

     - third parties upon whom the Company relies may fail to enhance their products or delay enhancement of their technology;

or

     - key employees may leave the Company.

It is difficult to assess or predict with any assurance the size or growth rate, if any, of the digital media market.

There can be no assurance that the digital media market will continue to develop, or that its products will be successful in this market. Its business, operating results and financial condition could be adversely affected if any of the following occur:

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

The market for digital media software applications is competitive and subject to rapid change. Further, the market can be significantly affected by the introduction of new products and other activities of companies. The Company's competitors offer a variety of products and services to address the needs of the market in which the Company sell its products. Some of the Company's competitors and future competitors have an advantage over it because, among other things, they:

     - have significantly greater financial, technical, and other resources,

     - have greater access to additional funding,

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

The Company cannot accurately forecast its revenues because of its limited operating history and the evolving nature of the market in which it competes. Depending on the contracts it is performing in any given quarter, the Company has experienced significant concentration of revenues from one or a small number of customers. The Company expects this trend to continue in the near term. There can be no assurance as to future revenue levels in total or from a particular customer.

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

     - mix of products and services sold,

     - activities of and acquisitions by competitors,

     - hiring new employees,

     - its ability to develop and market new products and control costs, and

     - general economic conditions and economic conditions specific to digital media market

The Company depends on third parties for certain critical operational functions such as manufacturing and certain mechanical engineering.

To successfully compete in the software development industry, the Company must continue to develop new products and continue to train its engineers in the latest technologies.

The Company's existing technology and systems can become obsolete because, among other things:

     - the software development market is rapidly evolving and the Company might not be able to adapt to the changes,

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

The Company also has certain provisions in its Articles of Incorporation and Bylaws that could make a merger, tender offer or proxy contest more difficult. One of these provisions is a staggered Board of Directors. In addition, the Company's stock option plans provide for immediate vesting of outstanding unvested options upon a change of control.

At December 31, 2001, there was an aggregate of 7,183,988 shares of Common Stock issuable upon exercise of options granted under its stock option plans of which 4,099,134 are exercisable at that date. The weighted-average exercise price of the exercisable options is $1.40 per share. In addition, at December 31, 2001 there were 1,798,559 shares of Series A Preferred Stock (Preferred Stock) outstanding. The Preferred Stock is convertible into Common Stock on a one-to-one basis. Also outstanding at December 31, 2001 were 5-year warrants (the Warrants) to purchase 899,279 shares of Preferred Stock with an exercise price of $1.67 per share.

If the Company's outstanding options and warrants are exercised and/or outstanding preferred shares are converted, holders of its Common Stock immediately prior to the exercises will likely experience dilution of their shares.

Also, sales in the public market of the Common Stock underlying these options and preferred shares may adversely affect prevailing market prices for its Common Stock and may adversely affect the Company's ability to obtain additional equity financing.

The Company is likely to experience extreme changes in its stock price.

Like other emerging technology companies traded on the OTC Bulletin Board, the market price of the Company's Common Stock has been and may continue to be extremely volatile. Since its Common Stock began listing on the OTC Bulletin Board in September 1997, the selling price of the Common Stock has ranged from a high of $10.00 to a low of $0.41. This is the result of a number of factors including:

          - quarterly fluctuations in its results of operations,

          - relatively low trading volume,

          - the announcement of technological innovations,

          - the introduction of new products by Fullplay or its competitors,

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

The Company is subject to litigation in the ordinary course of business.

On November 8, 2000, the Company filed a lawsuit in King County Superior Court against Kayleen Arafiles, a then holder of more than 5% of the Company's common stock and the former sole shareholder of Avatar Interactive, Inc. ("Avatar"). The Company acquired Avatar on March 31, 1999. The Company has alleged material misrepresentations were made by the defendant that induced the Company to acquire Avatar. In addition, the Company alleges non-performance on the part of the defendant of her obligations as an employee of the Company pursuant to an employment agreement following the acquisition. The Company seeks rescission of the acquisition transaction and unspecified damages, costs and attorney's fees.

On July 17, 2001, Ms. Arafiles filed an answer denying the claims of the Company and making counterclaims against the Company, a former CEO of the Company, a current board member and a former board member alleging that certain information was withheld from her during negotiations pertaining to the acquisition of Avatar and that she was wrongfully restricted from selling the Company's common stock obtained through the acquisition. Ms. Arafiles seeks a dismissal of the Company's claims, unspecified damages, and reimbursement of attorney's fees.

Ms. Arafiles was subject to an involuntary petition of bankruptcy that forced her into a personal bankruptcy in September 2001. As of the date of filing, all actions against and by Ms. Arafiles were automatically stayed pending further order of the bankruptcy court or resolution and/or dismissal of her bankruptcy proceeding.

In August 2000, a lawsuit was filed in King County Superior Court against the Company, a current board member, a former board member and the former CEO and chairman of the board (John Guarino and Ryan Smith vs. Interactive Objects, Inc., et al.). The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of

Company stock back to the Company. They claimed that they were induced to sell through fraudulent representations and omissions. The Plaintiffs sought in excess of $25 million in damages.

On March 18, 2002, King County Superior Court dismissed all claims against the Company in this matter. The Company is awaiting an award from the court of any applicable fees and costs. Plaintiffs have the right to appeal the case.


ITEM 2.   DESCRIPTION OF PROPERTY.

In November 1999, the Company entered into a five-year lease in Bellevue, Washington for 7,468 square feet of office space. The Company believes that its existing facilities will be adequate for the foreseeable future.


ITEM 3.   LEGAL PROCEEDINGS.

On November 8, 2000, the Company filed a lawsuit in King County Superior Court against Kayleen Arafiles, a then holder of more than 5% of the Company's common stock and the former sole shareholder of Avatar Interactive, Inc. ("Avatar"). The Company acquired Avatar on March 31, 1999. The Company has alleged material misrepresentations were made by the defendant that induced the Company to acquire Avatar. In addition, the Company alleges non-performance on the part of the defendant of her obligations as an employee of the Company pursuant to an employment agreement following the acquisition. The Company seeks rescission of the acquisition transaction and unspecified damages, costs and attorney's fees.

On July 17, 2001, Ms. Arafiles filed an answer denying the claims of the Company and making counterclaims against the Company, a former CEO of the Company, a current board member and a former board member alleging that certain information was withheld from her during negotiations pertaining to the acquisition of Avatar and that she was wrongfully restricted from selling the Company's common stock obtained through the acquisition. Ms. Arafiles seeks a dismissal of the Company's claims, unspecified damages, and reimbursement of attorney's fees.

Ms. Arafiles was subject to an involuntary petition of bankruptcy that forced her into a personal bankruptcy in September 2001. As of the date of filing, all actions against and by Ms. Arafiles were automatically stayed pending further order of the bankruptcy court or resolution and/or dismissal of her bankruptcy proceeding.

In August 2000, a lawsuit was filed in King County Superior Court against the Company, a current board member, a former board member and the former CEO and chairman of the board (John Guarino and Ryan Smith vs. Interactive Objects, Inc., et al.). The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company. They claimed that they were induced to sell through fraudulent representations and omissions. The Plaintiffs sought in excess of $25 million in damages.

On March 18, 2002, King County Superior Court dismissed all claims against the Company in this matter. The Company is awaiting an award from the court of any applicable fees and costs. Plaintiffs have the right to appeal the case.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 2001.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Common Stock is traded on the OTC Bulletin Board under the symbol FPLY. On March 15, 2002 the closing price of the Common Stock as reported on the OTC Bulletin Board was $0.88 and the Common Stock was held of record by approximately 181 persons. The Common Stock first began trading on the OTC Bulletin Board under the OBJX trading symbol on September 25, 1997. The table below sets forth the high and low prices for the Common Stock as reported by the OTC Bulletin Board, for each quarter in 2000 and 2001. These prices reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

                             High            Low
2000
First Quarter                9.687           1.125
Second Quarter               4.625           1.9688
Third Quarter                3.8125          2.0312
Fourth Quarter               3.125           0.625

2001

First Quarter                2.188           0.781
Second Quarter               1.50            0.87
Third Quarter                0.98            0.42
Fourth Quarter               1.82            0.41


At March 15, 2002, there were 14,972,602 shares of Common Stock outstanding.

No cash dividends have been paid on the capital stock of the Company and no dividends are currently contemplated by management. There are no restrictions on the payment of dividends.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

Fullplay Media Systems, Inc. (the Company) primarily focuses on developing and designing software and hardware for high quality and feature rich digital media recording and playback. In addition to licensing its proprietary technology, the Company provides software engineering, hardware design and manufacturing services to consumer electronics companies, PC manufacturers, computer software companies, and other companies interested in acquiring digital media technology, either directly or though outsourcing. In addition, the Company has developed and designed its own line of digital media devices for resale under the Fullplay(TM) name or private labeling.

The Company entered the digital media market through the development of Mobile Audio Player software for Microsoft in March and April 1999. This was the first stereo playback software for the Palm-size PC market in the digital music industry.

During 2000, the Company completed the transition from primarily a website and other computer system consulting services business to a business focused on developing and designing software and hardware for high quality and feature rich digital audio recording and playback. During 2001, the Company added to its products and services digital video and still image technology.

RESULTS OF OPERATIONS

All comparisons within the following discussion are with the corresponding periods in the previous year, unless otherwise stated.

RESULTS OF OPERATION FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000

Revenues.  Revenues for 2001 and 2000 were $3,139,041 and $1,189,503, respectively. During 2001, the Company's revenues were entirely related to digital media products and technology. During 2000, the Company's revenues were generated by both this and non-digital media consulting services. The increase in revenues is primarily the result of services performed for Trans World Entertainment whereby the Company designed, developed, and coordinated the manufacture of listening and viewing stations for a selection of Trans World Entertainment retail music stores. To date, the Company has not sold any products under the Fullplay(TM) brand.

Depending on the contracts it is performing in any given quarter, the Company has experienced significant concentration of revenues from one or a small number of customers. During 2001, 78% of the Company's revenues came from two customers while in 2000, 85% of its revenues came from two different customers. There can be no assurance as to future revenue levels in total or from a particular customer. The Company expects first quarter 2002 revenues to be significantly lower than revenues in the fourth quarter of 2001.

Labor and Benefits Expenses. Labor and benefits includes all internal labor costs such as salaries, benefits and payroll taxes as well as independent contractor fees. Labor and benefits expenses were $2,100,754 and $1,864,493 for 2001 and 2000, respectively, an increase of 13%. The increase in labor and benefits expenses from 2000 to 2001 was primarily attributable to an increase in the average number of employees.

On December 31, 2001, the Company had a total of 25 employees, and 6 regularly used full- or part-time consultants. Of the employees, 19 worked primarily in product development including the delivery of services to customers, two had primarily sales and marketing roles and four had primarily general and administrative functions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses, which represent all costs other than labor and benefits, were $2,541,867 and $1,364,926 for 2001 and 2000, respectively. The increase in selling, general, and administrative expenses was primarily a result of increased expenditures in developing the Company's Fullplay(TM) branded consumer product offerings, expanding the capabilities of the Dharma(TM) reference platform, as well as in performing engineering services for the Company's customers.

Interest Income. Interest income decreased to $40,827 in 2001 from $53,159 in 2000. The decrease was the result of lower interest rates on invested cash balances.

As of December 31, 2001, the Company had net operating loss carry-forwards for federal income tax purposes of approximately $8,060,000 which can be used to offset future federal taxable income, if any. The federal net operating loss carry-forwards expire between 2012-2020.

Net Loss. The Company had a net loss of $1,462,753 in 2001 as compared to a net loss of $1,986,757 in 2000. The decrease in net loss is due to increased revenues offset by increased expenses as described above. The Company expects an increase in net loss for the first quarter of 2002 as compared to the fourth quarter of 2001 due to significantly lower revenues and expenses incurred in connection with litigation.

LIQUIDITY AND CAPITAL RESOURCES

The Company had an accumulated deficit of $9,657,482 at December 31, 2001 and has incurred losses in every year since inception. At December 31, 2001, the Company had cash and cash equivalents totaling $1,203,847 and the Company's working capital was $1,230,971. At March 31, 2002, the Company had cash and cash equivalents of approximately $720,000. The Company has a $100,000 line of credit with a bank, which is secured by a Certificate of Deposit. The line is up for renewal in February 2003 and no amounts were outstanding under the facility at December 31, 2001.

As a result of reduced revenues since December 31, 2001 and increased expenses due to trial defense costs the Company is currently attempting to raise capital which management believes will be necessary in the near term if the revenue trend from the fourth quarter 2001 and the first quarter 2002 continues. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) attempting to raise additional capital and/or other forms of financing, (b) hiring high-level business development and sales personnel to aggressively market the Company's products and services; and (c) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful. Failure to succeed in these efforts would have a material adverse effect on the Company's ability to continue as a going concern.

On January 17, 2002 the Company sold $250,000 of Series A Preferred Stock to an accredited investor (as that term is defined in Rule 501(a) under the Securities Act of 1933). The proceeds of the sale will be used for general corporate purposes. The Preferred Stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act. See footnote 8 to the consolidated financial statements in Item 7.

Net cash used in operating activities was $1,493,320 for 2001 as compared to $1,877,133 for 2000. The decrease in net cash used in operating activities was primarily attributable to the Company's lower net loss.

Net cash used in investing activities was $114,536 for 2001, as compared to $43,187 for 2000. The increase in net cash used in investing activities was attributable to increases in purchases of furniture and equipment.

Net cash provided by financing activities was $2,460,202 for 2001, as compared to $349,429 for 2000. Net cash provided by financing activities in 2001 was primarily from the sale of preferred stock and warrants to acquire preferred stock, net of issuance costs. Net cash provided by financing activities in 2000 was primarily from common stock issuances from exercises of stock options.

The Company has operating lease commitments for its office space in the aggregate amount of $527,806 over the next three years.

ITEM 7.   FINANCIAL STATEMENTS


                          FULLPLAY MEDIA SYSTEMS, INC.
                      (FORMERLY INTERACTIVE OBJECTS, INC.)

                          CONSOLIDATED FINANCIAL REPORT

                                DECEMBER 31, 2001

                                C O N T E N T S


INDEPENDENT AUDITORS' REPORT                                   14

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated balance sheet                                 15
    Consolidated statements of operations                      16
    Consolidated statements of stockholders' equity            17
    Consolidated statements of cash flows                      18
    Notes to consolidated financial statements                 19

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


     To the Board of Directors
     Fullplay Media Systems, Inc.
     Bellevue, Washington


     We have audited the accompanying consolidated balance sheet of Fullplay Media Systems, Inc. and Subsidiary as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fullplay Media Systems, Inc. and Subsidiary as of December 31, 2001, and the results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in
     Note 1 to the consolidated financial statements, the Company's ability to continue as a going concern is dependent on obtaining financing and achieving a profitable level of operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note
     1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


     /s/ Peterson Sullivan P.L.L.C.

     Seattle, Washington
     February 14, 2002

                          FULLPLAY MEDIA SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEET
                                December 31, 2001


              ASSETS
Current Assets
     Cash and cash equivalents                             $       1,203,847
     Certificate of deposit                                          100,367
     Accounts receivable                                             372,420
     Prepaid expenses                                                110,809
                                                           -----------------

              Total current assets                                 1,787,443

Furniture and Equipment, at cost,
     less accumulated depreciation of $288,213                       279,506

Other assets                                                          76,757
                                                           -----------------

                                                           $       2,143,706
                                                           =================


                   LIABILITIES, REDEEMABLE PREFERRED STOCK
                          AND STOCKHOLDERS' EQUITY

Current Liabilities
     Accounts payable                                      $         336,229
     Accrued expenses                                                165,243
     Unearned revenue                                                 55,000
                                                           -----------------

              Total current liabilities                              556,472

Preferred stock, $.01 par value; 10,000,000 shares authorized,
     1,798,559 redeemable Series A Preferred Stock
     issued and outstanding and 899,279 reserved for
     issuance upon exercise of warrants                            2,271,302

Stockholders' Equity (Deficit)
     Common stock, $.01 par value; 50,000,000 shares
        authorized, 14,967,602 shares issued and outstanding         149,676
     Additional paid-in capital                                    8,823,738
     Accumulated deficit                                          (9,657,482)
                                                           -----------------

                                                                    (684,068)
                                                           -----------------

                                                           $       2,143,706
                                                           =================


                 See Notes to Consolidated Financial Statements

                          FULLPLAY MEDIA SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2001 and 2000

                                                    2001           2000
                                               --------------  -----------
Service revenues and software license fees     $    3,139,041  $ 1,189,503

Expenses
     Labor and benefits                             2,100,754    1,864,493
     Selling, general and administrative            2,541,867    1,364,926
                                               --------------  -----------

                                                    4,642,621    3,229,419
                                               --------------  -----------

              Loss from operations                 (1,503,580)  (2,039,916)

Interest income                                        40,827       53,159
                                               --------------  -----------

              Net loss                         $   (1,462,753)  (1,986,757)
                                               ==============  ===========

Basic and diluted loss per share               $        (0.10) $     (0.13)
                                               ==============  ===========

Weighted average common shares outstanding         14,953,999   14,770,268
                                               ==============  ===========

                 See Notes to Consolidated Financial Statements

                          FULLPLAY MEDIA SYSTEMS, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2001 and 2000

                                                                                                                          Total
                                                                                    Additional                        Stockholders'
                                                   Common           Common           Paid-in         Accumulated         Equity
                                                   Shares            Stock           Capital           Deficit          (Deficit)
                                                --------------  ----------------  ---------------  ----------------  --------------
Balances, December 31, 1999                        14,616,952   $       146,169   $    8,126,950   $   (6,207,972)    $  2,065,147

Issuance of common stock                              335,650             3,357          407,072                           410,429

Stock option compensation at fair value                                                   73,730                            73,730

Net loss                                                                                               (1,986,757)      (1,986,757)
                                                --------------  ----------------  ---------------  ----------------  --------------

Balances, December 31, 2000                        14,952,602           149,526        8,607,752       (8,194,729)         562,549

Issuance of common stock                               15,000               150           23,750                            23,900

Stock option compensation at fair value                                                    9,736                             9,736

Value assigned to warrants granted in
  connection with issuance of Series A
  Preferred Stock                                                                        182,500                           182,500

Net loss                                                                                               (1,462,753)      (1,462,753)
                                                --------------  ----------------  ---------------  --------------     --------------

Balances, December 31, 2001                        14,967,602   $       149,676   $    8,823,738   $   (9,657,482)    $   (684,068)
                                                ==============  ================  ===============  ===============    ==============



                 See Notes to Consolidated Financial Statements

                          FULLPLAY MEDIA SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2001 and 2000

                                                                                 2001                  2000
                                                                         ------------------   -----------------
Cash Flows From Operating Activities
  Net loss                                                               $     (1,462,753)    $     (1,986,757)
  Adjustments to reconcile net loss to net cash
     used in operating activities
     Interest earned on certificate of deposit                                     (6,155)              (4,658)
     Stock option compensation                                                      9,736               73,730
     Depreciation                                                                  97,251              173,197
     Changes in operating assets and liabilities
        Accounts receivable                                                      (127,206)             (70,279)
        Prepaid expenses and other assets                                         (54,817)             (30,094)
        Accounts payable and accrued expenses                                      17,455                5,010
        Unearned revenue                                                           33,169             (37,282)
                                                                         ------------------   -----------------
           Cash used in operating activities                                   (1,493,320)          (1,877,133)

Cash Flows From Investing Activities
     Purchase of furniture and equipment                                         (135,725)             (43,187)
     Maturity of certificate of deposit                                           121,189
     Investment in certificate of deposit                                        (100,000)
                                                                         ------------------   -----------------
           Cash used in investing activities                                     (114,536)             (43,187)

Cash Flows From Financing Activities
  Proceeds from stock option exercises                                              6,400              410,429
  Payments on notes payable                                                                            (61,000)
  Proceeds from sale of preferred stock and
    warrants to acquire preferred stock, net
    of issuance costs                                                           2,453,802
                                                                         ------------------   -----------------

           Cash provided by financing activities                                2,460,202              349,429
                                                                         ------------------   -----------------

           Net increase (decrease) in cash and cash equivalents                   852,346           (1,570,891)

           Cash and cash equivalents, beginning of year                           351,501            1,922,392
                                                                         ------------------   -----------------

           Cash and cash equivalents, end of year                        $      1,203,847     $        351,501
                                                                         ==================   =================

                See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Significant Accounting Policies

ORGANIZATION
------------

Fullplay Media Systems, Inc. (formerly Interactive Objects, Inc.)("Fullplay" or "the Company") was founded in 1995 by former Microsoft employees to develop object software for commercial internet and intranet applications. During 2000, the Company changed its focus from primarily a software consulting business to developing, selling, licensing and providing engineering and other consulting services related to digital media technology.

CONCENTRATIONS
--------------

Revenue from Trans World Entertainment, Inc. and Cirrus Logic, Inc. accounted for 61% and 17%, respectively, of total revenue in 2001. Revenue from Iomega and Microsoft accounted for 57% and 28%, respectively, of total revenue during 2000. Accounts receivable from Trans World Entertainment, Inc. amounted to 55% and accounts receivable from Cirrus Logic, Inc. amounted to 33% of total accounts receivable at December 31, 2001.

The Company grants credit to its customers in the ordinary course of business.

USE OF ESTIMATES
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Accordingly, actual results could differ from the estimates that were used.

PRINCIPLES OF CONSOLIDATION
---------------------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Avatar Interactive, Inc. All significant intercompany accounts and transactions have been eliminated.

RECLASSIFICATIONS
-----------------

Certain reclassifications have been made to the 2000 consolidated financial statements to conform with the 2001 presentation.

REVENUE RECOGNITION
-------------------

Service revenues: Service revenues consist primarily of engineering service contracts that have billings which are based on the achievement of milestones. In these situations, revenue is recognized as the milestones are achieved with amounts deferred if the Company has obligations that extend beyond the achievement of the milestones.

Software license fees: Revenue from software licensed to original equipment manufacturers (OEM) is generally recognized when the OEM ships its product incorporating the Company's software to the end user.

Customer reimbursement of direct expenditures made by the Company, which are due the company under contractual terms, are recorded as revenue at the time such expenditures are made.

Occasionally, customers prepay service or license fees resulting in unearned revenue. Unearned revenue is recognized as revenue when the services are performed.

In all cases, revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is probable.

RESEARCH AND DEVELOPMENT
------------------------

Research and development costs are expensed as incurred and amounted to $3,485,895 in 2001 and $1,354,306 in 2000. Included in research and development are costs incurred in connection with revenue producing activities. Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, does not materially affect the Company.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

CASH AND CASH EQUIVALENTS
-------------------------

Cash and cash equivalents includes cash balances held at a bank and highly liquid debt instruments with original maturities of three months or less. Cash balances are deposited in financial institutions in amounts which may be in excess of amounts insured by the Federal Deposit Insurance Corporation.

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

TAXES ON INCOME
---------------

Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and for net operating loss carry forwards.

Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences and carry forwards are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is established to reduce deferred tax assets to the amount expected to be realized.

LOSS PER SHARE
--------------

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at December 31, 2001, consist of shares issuable to holders of outstanding employee stock options (Note 6) and Series A Preferred Stock (Note
7). Accordingly, because these shares are antidilutive in 2001 and 2000, they are not in the calculation of diluted loss per share and basic and diluted loss per share are the same.

STOCK-BASED COMPENSATION
------------------------

The Company accounts for stock-based compensation using Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees and related interpretations. Accordingly, compensation cost for stock options granted to employees is measured as the excess, if any, of the quoted market price of Fullplay's stock at the date of the grant over the exercise price. The Company applies the disclosure-only requirements of SFAS No. 123, Accounting for Stock-Based Compensation, which allows entities to continue to apply the provisions of APB Opinion No. 25 for transactions with employees, and to provide pro forma results of operations disclosures for employee stock option grants as if the fair-value-based method of accounting in SFAS No. 123 had been applied to those transactions.

COMPREHENSIVE LOSS
------------------
The Company had no items of other comprehensive loss in 2001 or 2000.

SEGMENT REPORTING
-----------------

The Company is managed as a single business segment.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GOING CONCERN
-------------

The Company has incurred significant losses and negative cash flow from operations in each of the last two years and has an accumulated deficit of $9,657,482 at December 31, 2001. The Company's ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing and/or achieving a sustainable profitable level of operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) attempting to raise additional capital and/or other forms of financing; (b) hiring high-level business development and sales personnel to aggressively market the Company's products and services; and (c) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

NOTE 2. LINE OF CREDIT

The Company has a $100,000 line of credit agreement with a bank, renewable in February 2003, collateralized by a certificate of deposit. There was no balance outstanding under the agreement as of December 31, 2001.

NOTE 3. RELATED PARTY TRANSACTIONS

The Company performed services in the ordinary course of business in 2001 for a holder of 35.4% of its Series A Preferred Stock. Revenues from this shareholder amounted to $537,000 in 2001.

The Company had a consulting agreement with a member of the Company's Board of Directors which expired during 2000. The Company paid the consultant $31,000 in 2000 under this agreement.

In October 1998, Ryan Smith, the Company's former Chief Executive Officer and Chairman of the Board, and John Guarino, the Company's former Senior Vice President and a Director, resigned from their respective positions as officers and directors of the Company. On February 4, 1999, the Company entered into settlement agreements with each of Messrs. Smith and Guarino releasing the Company from all matters arising out of their prior employment with the Company. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino granted to the Company transferable options to purchase up to 1,680,800 shares and 900,000 shares, respectively, then held by such shareholders at a purchase price of $.50 per share. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino granted an irrevocable proxy to each of the Company's two directors at that time, Messrs. Wollach and Nelson, to vote the shares while held in the escrow. In addition, each of Messrs. Smith and Guarino agreed to certain contractual restrictions on their ability to sell shares of Company stock while the escrow was in effect. As part of the settlement, in April 1999, the Company purchased, of such total shares, 550,000 shares held by Mr. Smith and 400,000 shares held by Mr. Guarino, for cash payments by the Company to Messrs. Smith and Guarino of $275,000 and $200,000, respectively. The remaining shares were placed in escrow by Messrs. Smith and Guarino for predefined periods of time until which time the options would be exercised or the options would lapse. Through December 31, 2000, the Company's option to acquire all but 50,000 (25,000 each) of the remaining shares were transferred to third parties.

In August 2000, after having sold all but 50,000 of shares under the option agreement described above, Messrs. Smith and Guarino filed suit against the Company, a current board member, a former board member and the former CEO and Chairman of the Board. The Company prevailed in this matter (Note 8).

NOTE 4. LEASES

The Company leases office space under an operating lease expiring in October 2004. The following are the future minimum rental payments required for the years ending December 31:

2002                            $   155,286
2003                                200,920
2004                                171,600
                              --------------

                                $   527,806
                              ==============

Rent expense was $192,155 in 2001 and $192,428 in 2000.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. INCOME TAXES

The Company has reported no income tax benefits due to limitations on the recognition of deferred tax assets for financial reporting purposes.

The tax effects of temporary differences and carry forwards that give rise to deferred tax assets at December 31, 2001, are as follows:

Net operating loss carry forwards           $   2,740,280

Other                                              13,960
                                           ---------------
                                                2,754,240

Less valuation allowance                       (2,754,240)
                                           ---------------

Net deferred tax asset                      $
                                                        -
                                           ===============

The Company has net operating loss carry forwards at December 31, 2001, of approximately $8,060,000, which are available to offset future taxable income, if any. These loss carry forwards expire in years 2012 through 2021.

The valuation allowance for deferred tax assets increased by $486,136 and $643,349 in 2001 and 2000, respectively. The increases are primarily attributable to the increase in net operating loss carry forwards whose utilization cannot be reasonably assured.

NOTE 6. STOCK-BASED COMPENSATION

The Company's 1998 Stock Option Plan provides for the issuance of incentive stock options to employees and non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options to purchase up to four million shares of common stock were reserved for issuance. Options granted under the Plan become exercisable over time periods which vary at the discretion of the Board of Directors and generally expire ten years from the date of grant in the case of employee and director options and five years from the date of grant for non-employees.

In 2000, the Company adopted the 2000 Stock Option Plan, which provides for the issuance of non-qualified options to employees, directors, consultants and independent contractors of the Company. Under the terms of this plan, options to purchase up to eight million shares of common stock were reserved for issuance. Options granted under the Plan become exercisable over time periods which vary at the discretion of the Board of Directors and generally expire ten years from the date of grant in the case of employee and director options and five years from the date of grant for non-employees.

Options to purchase 11,138 shares were granted to non-employees or directors in 2001.

A total of 4,475,362 shares are available for grant under the plans at December 31, 2001.

Weighted average estimated fair values of options granted to employees during 2001 and 2000 were $0.60 and $0.59, respectively, calculated using the Black Scholes model. The following weighted-average assumptions were made in estimating fair value:

                                  2001            2000
                              ------------    -----------

Dividend yield                    0.0%            0.0%
Risk-free interest rate           4.0%            4.5%
Expected life                     3 years         3 years
Expected volatility               107%             53%

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Had compensation cost for employee stock compensation been determined in accordance with SFAS No. 123, net loss and basic and diluted loss per share would have been adjusted to the pro forma amounts indicated below:

                                                2001                  2000
                                         -----------------     ----------------

      Net Loss
      ---------------------------
         As reported                     $    (1,462,753)      $    (1,986,757)
                                         =================     ===============
         Pro forma                       $    (2,479,435)      $    (2,824,492)
                                         =================     ===============

      Basic and Diluted Loss Per Share
      ---------------------------
         As reported                     $         (0.10)      $       (0.13)
                                         ===================   ===============
         Pro forma                       $         (0.17)      $       (0.19)
                                         ===================   ===============

The following is a summary of the stock option activity during 2001 and 2000:

                                                             Weighted Average
                                      Number of Shares        Exercise Price
                                      ------------------     ------------------
Outstanding at December 31, 1999             3,219,500       $           1.31

Granted                                      3,146,250                   1.53
Exercised                                     (335,650)                  1.22
Forfeited                                     (248,000)                  1.92
                                      ------------------     ------------------
Outstanding at December 31, 2000             5,782,100       $           1.41

Granted                                      1,960,138                   0.90
Exercised                                       (5,000)                  1.28
Forfeited                                     (553,250)                  1.68
                                      ------------------     ------------------
Outstanding at December 31, 2001             7,183,988       $           1.25
                                      ==================     ==================

Following is a summary of the status of options outstanding at December 31, 2001:

                            Outstanding Options                               Exercisable Options
---------------------------------------------------------------------  -------------------------------
                                        Weighted
                                         Average         Weighted                        Weighted
                                        Remaining         Average                         Average
  Exercise Price                       Contractual       Exercise                        Exercise
       Range             Number           Life             Price          Number          Price
--------------------  -------------  ----------------  --------------  -------------  ----------------
$0.45 - 0.90             3,255,479      9.04 years          $0.65         1,270,104         $0.67
$1.14 - 1.32             1,465,849      6.73 years          $1.28         1,204,849         $1.28
$1.41                    1,143,100      3.53 years          $1.41         1,049,350         $1.41
$1.45 - 4.75             1,319,560      8.84 years          $2.57           574,831         $3.21

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. REDEEMABLE PREFERRED STOCK

In April 2001, the Company sold 1,798,559 shares of Series A Preferred Stock ("Preferred Stock") at $1.39 per share to a small group of accredited investors in a private offering. The offering includes 5-year warrants (the "Warrants") to purchase 50% of the number of shares of Preferred Stock purchased in the offering with an exercise price of $1.67 per share. Net proceeds of $2,453,802 after deducting costs associated with the offering of $46,198 were allocated between the Preferred Stock and the Warrants based on their relative estimated fair value. The estimated value of the warrants of $182,500 was recorded as additional paid-in capital. As of December 31, 2001, none of the Warrants had been exercised.

The Preferred Stock has a par value of $0.01 per share and is convertible into shares of the Company's common stock after April 5, 2002 on a one-to-one ratio and has liquidation preferences. The Preferred Stock is redeemable at the original purchase price in the event of a change of control, or at a premium if upon the request of the Company. The investors have certain piggy back, S-3 and demand registration rights with respect to the common stock into which the Series A Preferred Stock converts. However, the demand registration rights are not exercisable for one year. Furthermore, except in cases of underwritten offerings or waiver by the Company, the investors are limited to selling not more than 10% of such common stock in any one calendar month. The investors also have rights of first refusal to purchase their pro rata shares of future offerings by the Company, with certain exceptions.

The Preferred Stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

NOTE 8. SUBSEQUENT EVENTS (UNAUDITED)

SERIES A PREFERRED STOCK OFFERING
---------------------------------

In January 2002, the Company sold to an accredited investor 179,856 shares of Preferred Stock for gross proceeds of $250,000. The offering includes warrants exercisable until April 6, 2006 to purchase 50% of the number of shares of Preferred Stock purchased in the offering with an exercise price of $1.67 per share. The sale had terms identical to the April 2001 offering except that the Company agreed that if the Company closes on additional Series A Preferred Stock at a price lower than $1.39 before May 17, 2002, the Company will issue the number of Series A shares necessary such that the cost per share of this offering will be equal to the lower price.

The Preferred Stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

LITIGATION
----------

In August 2000, a lawsuit was filed in King County Superior Court against the Company, a current board member, a former board member and the former CEO and chairman of the board (John Guarino and Ryan Smith vs. Interactive Objects, Inc., et al.). The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company (Note 3). They claimed that they were induced to sell through fraudulent representations and omissions. The Plaintiffs sought in excess of $25 million in damages.

On March 18, 2002, King County Superior Court dismissed all claims against the Company in this matter. The Company is awaiting an award from the court of any applicable fees and costs. The Company had not previously recorded a liability with regards to this matter and as of December 31, 2001 no receivable for the amount to be reimbursed by Plaintiffs, if any, has been recorded. Plaintiffs have the right to appeal the case.

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

The executive officers of the Company are appointed by the Board of Directors. There are no family relationships between any of the directors and executive officers. Pursuant to the terms of an agreement between the Company and Northwest Capital Partners, L.L.C., Northwest Capital has the right to nominate one director for election to the Company's Board of Directors. Northwest Capital's nominee is Brent Nelson. See "Item 12. Certain Relationships and Related Transactions." Other than the foregoing right of Northwest Capital, there are no arrangements or understandings between any director or executive officer and any other person pursuant to which any person was selected as a director or executive officer.

Name              Age   Position
--------------------------------------------------------------------------
Dennis Tevlin     42    President, Chief Executive Officer and Director
Mark Phillips     27    Chief Technology Officer, Senior Vice President,
                        Research and Development, and Director
Tim Davis         31    Chief Operations Officer and Vice President of
                        Program Management
Richard Barber    33    Chief Financial Officer, Secretary and Treasurer
Brent Nelson      40    Director
Peter Miller      46    Director
Curt Blake        44    Director


Dennis Tevlin was appointed President and Chief Executive Officer on October 20, 2000 after having been appointed President on July 10, 2000. He has served on the Board since October 2000 and stands for election at the next shareholder meeting. He joined the Company in April 2000 as an advisory board member. Mr. Tevlin is a former Microsoft executive and a veteran of the music industry. While at Microsoft from 1992 until 1999, Tevlin held several senior positions including General Manager of MSN and Director of Marketing for Microsoft Office. Prior to Microsoft, Mr. Tevlin held various marketing and business development positions with ITT Information Systems and Alcatel NV. In addition Mr. Tevlin has owned and operated his own record label, produced concerts, and performed. Mr. Tevlin holds an MBA from Cornell University and a BA from the University of Oregon.

Mark Phillips was appointed as Chief Technology Officer and Senior Vice President, Research and Development of the Company in October 2000 after having been appointed Chief Technology Officer in January 1999. He has served on the Board since December 2000 and stands for election at the next shareholder meeting. Mr. Phillips has been employed with the Company since January 1998, serving as a senior software engineer and developer. Prior to the Company, Mr. Phillips served as a senior software engineer and developer for Saltmine Creative, Inc., a software company, from July 1997 to January 1998, for Oo-moja Software, a software company, from December 1996 to July 1997, and for MetaBridge, Inc., a software company from June 1996 to July 1997. In addition, Mr. Phillips worked as a developer with the University of Washington Human Interface Technologies Lab from September 1996 to July 1997. Phillips participates as a Board Member to the University of Washington's Advisory Board for Embedded Systems. Mr. Phillips earned his B.A. in Comparative History of Ideas, with a minor in Architecture Design from the University of Washington.

Tim Davis was appointed Chief Operations Officer in March 2001 after having been appointed Vice President of Program Management in October 2000. From 1998 to 2000 Mr. Davis was the Chief Technology Officer for Scalable Software Corporation.

From 1995 to 1997 Mr. Davis was a development manager for Microsoft Corporation and from 1992 to 1995 he was a software development manager at Mission Critical Software. Mr. Davis has a BS in Mathematical Physics from UCLA.

Richard Barber was appointed Chief Financial Officer in January 2001. From 1991 to 2000 he held various positions at KPMG LLP. Most recently he was a senior manager in the assurance department. Mr. Barber has a BS in Business Administration and Accounting, magna cum laude and with honors, from Gonzaga University, and is a Certified Public Accountant and Certified Management Accountant.

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

Peter Miller has served as a Director of the Company since December 16, 1999 and he stands for election at the next shareholders meeting. Mr. Miller served as an attorney in the legal department of Microsoft Corporation from 1987 to 1998. Mr. Miller also serves on the board of trustees of the Seattle Biomedical Research Institute, a non-profit infectious disease research institute and is a director and officer of Innovative Research Labs, a medical equipment accessories company.

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

Information Regarding the Board of Directors

The Board of Directors held four meetings during 2001. No director attended less than 75% of the meetings of the Board and any committee of which the director was a member. The Board of Directors had designated a compensation committee consisting of Messrs. Miller and Blake which makes recommendations regarding compensation of executive officers and other members of management.

Compliance with Section 16(a) of the Exchange Act

Based on the Company's review of copies of forms filed with the Securities and Exchange Commission or representations from certain reporting persons, in compliance with Section 16(a) of the Securities Exchange Act of 1934, the Company believes that during 2001, all officers, directors, and greater than ten-percent beneficial owners complied with the applicable filing requirements, except for eight reports filed late. Those reports consist of Form 4s reporting an aggregate of six transactions filed late by Curt Blake, Peter Miller, Brent Nelson, Dennis Tevlin, Tim Davis and Richard Barber, and a Form 3 filed late by Curt Blake upon becoming a director of the Company and Richard Barber upon becoming the Company's CFO.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth all cash compensation paid or to be paid by the Company, as well as certain other compensation paid or accrued, during each of the Company's last three years to each person who served as an executive officer during 2001.

                                 Annual Compensation            Long Term Compensation Awards
Name and Principal                                                Securities Underlying
Position                     Year    Salary ($)      Bonus ($)       Options/SARs (#)
------------------           -----   ---------       ---------    ----------------------
Dennis Tevlin, President     2001    $135,577        $25,000              680,000
and Chief Executive          2000    $ 55,289/(1)/      -               1,740,000
Officer

Mark Phillips, CTO           2001    $122,115        $12,500                -
and Senior Vice President    2000    $108,462           -                 890,000
Research and Development     1999    $ 98,384        $25,000              805,000

Tim Davis, COO               2001    $104,038           -                 100,000
and Vice President of        2000    $ 12,115/(2)/      -                 300,000
Program Management

Richard Barber, CFO,         2001    $105,769           -                 400,000
Secretary and Treasurer

   /(1)/ Mr. Tevlin became President on July 10, 2000 and Chief Executive Officer on October 20, 2000.
   /(2)/ Mr. Davis became Vice President of Program Management on October 30, 2000.


OPTION/SAR GRANTS IN LAST FISCAL YEAR

                         Number of       Percent of total
                         Securities        Options/SARs
                         Underlying         Granted to
                        Options/SARs       Employees in        Exercise or Base
Name                    Granted (#)         Fiscal Year          Price ($/Sh)       Expiration Date
---------------------------------------------------------------------------------------------------
Dennis Tevlin               680,000                35%                $0.62                9/6/11
Tim Davis                   100,000                 5%                $1.25                3/7/11
Richard Barber              400,000                21%                $0.66                1/8/11

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

                                                               Number of Securities
                                                             Underlying Unexercised       Value of Unexercised
                                                             Options/SARs at FY-End    In-The-Money Options/SARs
                      Shares Acquired        Value              (#) Exercisable/       At FY End ($) Exercisable/
Name                  On Exercise (#)      Realized ($)          Unexercisable               Unexercisable
-----------------------------------------------------------------------------------------------------------------
Dennis Tevlin                                                   970,000/1,380,000          $360,180/$773,180
Mark Phillips                                                 1,115,000/532,500            $295,480/$295,480
Tim Davis                                                       133,333/266,667               $0.00/$0.00
Richard Barber                                                        0/400,000               $0.00/$265,600

COMPENSATION OF DIRECTORS

No direct or indirect cash remuneration has been paid or is payable by the Company to the directors in their capacity as directors. However, directors have received in the past, and will receive in the future, stock options. On January 2, 2001, Messrs. Nelson and Miller received options to acquire 80,000 shares with at an exercise price of $0.81 to vest over 4 successive quarters. On March 19, 2001 Mr. Blake received an option to acquire 60,000 shares with an exercise price of $1.313 to vest over 3 successive quarters. It is anticipated that during the next twelve months that the Company will not pay any direct or indirect cash remuneration to any directors of the Company other than in the form of reimbursement of expenses incurred in their capacity as board members.

EMPLOYMENT CONTRACTS

All executive officers are employed on at at-will basis and no executive officer has a severance arrangement. Executive officer salaries are determined at the discretion of the Board of Directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the named executive officers; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Common Stock as of March 15, 2002. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Company has been provided such information by its directors, nominees for directors, and executive officers.

                                     Common Shares
Name (and Address of 5% Holder) or    Beneficially      Percent of Class/(2)/
Identity of Group                     Owned/(1)/
-----------------------------------------------------------------------------
Mark Phillips/(3)/                     1,292,490              7.9%

Dennis Tevlin /(4)/                    1,214,000              7.5%

Cirrus Logic, Inc./(5)/                1,049,136              6.5%
4210 S. Industrial Blvd.
Austin, TX 78744

Steven G. Wollach/(3)/                 1,030,600              6.4%
10900 NE 8th, Suite 900
Bellevue, WA  98004

Bernd Steudle /(5)/                      809,352              5.1%
Elsaesser Strasse 7
D-75173 Pforzheim
Germany

Brent Nelson/(6)/                        580,000              3.8%

Peter Miller/(3)/                        205,000              1.4%

Tim Davis/(3)/                           133,333              0.9%

Richard Barber/(3)/                      100,000              0.7%

Curt Blake/(3)/                           60,000              0.4%

All Directors and Executive            3,583,833             19.7%
Officers as a Group/(7)/

/(1)/ Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

/(2)/ Based on 14,972,602 shares of Common Stock issued and outstanding as of March 15, 2002.

/(3)/ Consists entirely of options to purchase shares of Common Stock, which stock options are exercisable within 60 days of March 15, 2002.

/(4)/ Includes options to purchase 1,144,000 shares of Common Stock, which stock options are exercisable within 60 days of March 15, 2002.

/(5)/ Consists entirely of Series A Preferred Stock and warrants to acquire Series A Preferred Stock that are convertible into Common Stock within 60 days of March 15, 2002.

/(6)/ Includes options to purchase 280,000 shares of Common Stock, which stock options are exercisable within 60 days of March 15, 2002.

/(7)/ Consists of Messrs. Phillips, Tevlin, Nelson, Miller, Davis, Barber, Blake. Includes options to purchase 3,213,833 shares of common stock held by the executive officers and directors as a group, which stock options are exercisable within 60 days of March 15, 2002.

The following table sets forth the number of shares of the Company's Series A Preferred Stock beneficially owned by (i) each director of the Company; (ii) each of the named executive officers; (iii) all directors and executive officers as a group; and (iv) to the best of the Company's knowledge, all beneficial owners of more than 5% of the outstanding shares of the Company's Series A Preferred Stock as of March 15, 2002. Unless otherwise indicated, the shareholders listed in the table have sole voting and investment power with respect to the shares indicated. The Company has been provided such information by its directors, nominees for directors, and executive officers.

                                        Series A
                                    Preferred Shares
Name (and Address of 5% Holder) or    Beneficially      Percent of Class/(2)/
Identity of Group                     Owned/(1)/
-----------------------------------------------------------------------------
Cirrus Logic, Inc./(3)/                1,049,136              44.9%
4210 S. Industrial Blvd.
Austin, TX 78744

Bernd Steudle /(4)/                      809,352              36.0%
Elsaesser Strasse 7
D-75173 Pforzheim
Germany

William Marklyn/(5)/                     701,437              31.7%
2322 E. Aloha St.
Seattle, WA  98112

Sanford R. Robertson/(5)/                269,784              13.0%
Two Embarcadero Center
Suite 420
San Francisco, CA  94111

/(1)/ Under the rules of the Securities and Exchange Commission, shares not actually outstanding are nevertheless deemed to be beneficially owned by a person if such person has the right to acquire the shares within 60 days. Pursuant to such SEC rules, shares deemed beneficially owned by virtue of a person's right to acquire them are also treated as outstanding when calculating the percent of class owned by such person and when determining the percentage owned by a group.

/(2)/ Based on 1,978,415 shares of Series A Preferred Stock issued and outstanding as of March 15, 2002.

/(3)/ Includes warrants to purchase 359,712 shares of Series A Preferred Stock, which warrants are exercisable within 60 days of March 15, 2002.

/(4)/ Includes warrants to purchase 269,784 shares of Series A Preferred Stock, which warrants are exercisable within 60 days of March 15, 2002.

/(5)/ Includes warrants to purchase 233,812 shares of Series A Preferred Stock, which warrants are exercisable within 60 days of March 15, 2002.

/(6)/ Includes warrants to purchase 89,928 shares of Series A Preferred Stock, which warrants are exercisable within 60 days of March 15, 2002.

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

In October 1998, Ryan Smith, the Company's former Chief Executive Officer and Chairman of the Board, and John Guarino, the Company's former Senior Vice President and a Director, resigned from their respective positions as officers and directors of the Company. On February 4, 1999, the Company entered into settlement agreements with each of Messrs. Smith and Guarino releasing the Company from all matters arising out of their prior employment with the Company. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino granted to the Company transferable rights to purchase up to 1,680,800 shares and 900,000 shares, respectively, then held by such shareholders at a purchase price of $.50 per share. As part of the settlement, in April 1999, the Company repurchased, of such total shares, 550,000 shares held by Mr. Smith and 400,000 shares held by Mr. Guarino, for cash payments by the Company to Messrs. Smith and Guarino of $275,000 and $200,000, respectively. The remaining shares were placed in escrow for predefined periods of time until the options were exercised or the options lapsed. Through December 31, 2000, the Company's option to acquire all but 50,000 (25,000 each) of the remaining shares were transferred to third parties. Pursuant to the terms of the settlement agreements, each of Messrs. Smith and Guarino granted an irrevocable proxy to each of the Company's two directors at that time, Messrs. Wollach and Nelson, to vote the shares while held in the escrow. In addition, each of Messrs. Smith and Guarino agreed to certain contractual restrictions on their ability to sell shares of Company stock while the escrow was in effect.

In August 2000, after having sold all but 50,000 of shares under the option agreement described above, Messrs. Smith and Guarino filed suit against the Company, a current board member, a former board member and the former CEO and Chairman of the Board. See Item 3. Legal Proceedings.

The Company has performed services for Cirrus Logic, Inc. in the ordinary course of business. Revenues from Cirrus Logic, Inc. amounted to $537,000 in 2001. The Company expects to continue providing services to Cirrus Logic, Inc. in the future.

Except as described above, within the last two years there have not been, nor is there currently proposed, any transaction or series of similar transactions to which the Company was or is to be a party in which the amount involved exceeds $60,000 and in which any director, executive officer or holder of more than 5% of any class of the Company's stock had or will have a direct or indirect material interest.

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

4.1 Specimen Common Stock Certificate, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

4.2 Form of Common Stock Purchase Warrant, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

4.3 Form of Common Stock Purchase Warrant, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

EXECUTIVE COMPENSATION PLANS AND AGREEMENTS

10.1 Employment Agreement with Dennis Tevlin, dated July 10, 2000, as filed in the Company's Form 10K (file no. 000-25373) dated March 30, 2001 incorporated herein by reference.

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

10.10     2000 Stock Option Plan.

Other Material Contracts

10.11 Agreement and Plan of Merger (exclusive of schedules and exhibits) dated as of March 31, 1999 by and between Interactive Objects, Inc., IO Acquisition Corp., Avatar Interactive, Inc. and Kayleen Arafiles, as filed in the Company's Form 8-K filed April 15, 1999 incorporated herein by reference.

10.12 Lease between Interactive Objects, Inc. and Sterling Realty Organization Co. effective November 1, 1999 filed in the Company's Form 10-QSB for the quarter ended September 30, 1999 incorporated herein by reference.

10.13 Consulting Agreement between Interactive Objects, Inc. and Northwest Capital Partners, L.L.C., dated July 11, 1997, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.14 First Amendment to Consulting Agreement, dated August 25, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

10.15 Second Amendment to Consulting Agreement, dated November 1, 1998, as filed in the Company's Form SB-2 (file no. 333-62345) incorporated herein by reference.

23.1       Independent Auditors' Consent

(B)  REPORTS ON FORM 8-K.

No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2002.

                          FULLPLAY MEDIA SYSTEMS, INC.

                    By: /s/ Dennis Tevlin
                        ---------------------------------
                        Dennis Tevlin
                        President and Chief Executive Officer

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 29, 2002.

Signature                             Title
---------                             -----

/s/ Dennis Tevlin                     President, Chief Executive Officer and
---------------------------------     Director (Principal Executive Officer)
Dennis Tevlin

/s/ Richard Barber                    Chief Financial Officer (Principal
---------------------------------     Financial and Accounting Officer)
Richard Barber

/s/ Mark Phillips                     Chief Technology Officer, Senior Vice
---------------------------------     President, Research and Development, and
Mark Phillips                         Director

/s/ Curt Blake                        Director
---------------------------------
Curt Blake

/s/ Peter Miller                      Director
---------------------------------
Peter Miller

/s/ Brent Nelson                      Director
---------------------------------
Brent Nelson