Form 10QSB
period 2002-03-31
FULLPLAY MEDIA SYSTEMS INC
filed 2002-05-15
CIK 1060228

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2002.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission file number: 0-25373

FULLPLAY MEDIA SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

WASHINGTON (State or other jurisdiction of incorporation or organization)	87-0434226 (IRS Employer Identification No.)

12600 SE 38th Street, Suite 150
Bellevue, WA 98006
(Address of principal executive offices)

(425) 653-5505
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 13, 2002, the Registrant had 14,976,344 shares of Common Stock outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$719,076	$1,203,847
Certificate of deposit	101,120	100,367
Accounts receivable	92,190	372,420
Prepaid expenses	59,803	110,809

Total current assets	972,189	1,787,443

Furniture and Equipment, at cost, less accumulated depreciation of $315,508 and $288,213	257,149	279,506

Other assets	37,161	76,757

Total assets	$1,266,499	$2,143,706

LIABILITIES, REDEEMABLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$355,779	336,229
Accrued expenses	138,594	165,243
Unearned revenue	5,000	55,000

Total current liabilities	499,373	556,472

Redeemable preferred stock	2,474,834	2,271,302

Stockholders’ Equity (Deficit)
Common stock	149,781	149,676
Additional paid-in capital	8,886,042	8,823,738
Accumulated deficit	(10,743,531)	(9,657,482)

Total stockholders’ deficit	(1,707,708)	(684,068)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$1,266,499	$2,143,706

See accompanying notes to condensed consolidated financial statements.

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31, 2002	March 31, 2001
Service revenues and software license fees	$142,190	$622,375

Expenses
Labor and benefits	574,923	365,207
Selling, general and administrative	655,675	544,006

	1,230,598	909,213

Loss from operations	(1,088,408)	(286,838)

Interest income	2,359	4,152

Net loss	$(1,086,049)	$(282,686)

Basic and diluted loss per share	$(0.07)	$(0.02)

Weighted average common shares outstanding	14,970,893	14,952,602

See accompanying notes to condensed consolidated financial statements.

FULLPLAY MEDIA SYSTEMS, INC.
CONSENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31, 2002	March 31, 2001
Cash Flows From Operating Activities
Net loss	$(1,086,049)	$(282,686)
Adjustments to reconcile net loss to net cash used in operating activities
Interest earned on certificate of deposit	(753)	(1,269)
Non-cash stock compensation	20,854
Depreciation	27,295	21,316
Changes in operating assets and liabilities
Accounts receivable	280,230	(159,654)
Prepaid expenses and other assets	90,602	(19,616)
Accounts payable and accrued expenses	(7,099)	236,533
Unearned revenue	(50,000)	28,149

Cash used in operating activities	(724,920)	(177,227)

Cash Used in Investing Activities–purchases of fixed assets	(4,938)	(22,826)

Cash Flows from Financing Activities

Proceeds from issuance of preferred stock and warrants to acquire preferred stock, net of issuance costs	245,087
Proceeds from borrowings		79,346

Cash provided by financing activities	245,087	79,346

Net decrease in cash	(484,771)	(120,707)
Cash and cash equivalents, beginning of period	1,203,847	351,501

Cash and cash equivalents, end of period	$719,076	$230,794

See accompanying notes to condensed consolidated financial statements.

Notes To Condensed Consolidated Financial Statements

Note 1.    Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements include the accounts of Fullplay Media Systems, Inc. (“Fullplay” or the “Company”) and its wholly owned subsidiary Avatar Interactive, Inc.

Significant intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) which are necessary for a fair presentation of operating results.

The financial statements have been prepared on the going concern basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last two years and for the three month period ended March 31, 2002. As of March 31, 2002 the Company and has an accumulated deficit of $10,743,531, working capital of $472,816 and a $100,000 available line of credit. The Company’s ability to continue as a going concern is in substantial doubt and is dependent upon obtaining additional financing. Management of the Company has undertaken steps as part of a plan with the goal of sustaining Company operations for the next twelve months and beyond. These steps include: (a) attempting to raise additional capital and/or other forms of financing; (b) hiring high-level sales personnel to aggressively market the Company’s products and services; and (c) controlling overhead and expenses. There can be no assurance that any of these efforts will be successful.

These unaudited interim consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern.

These consolidated unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s 10KSB filed April 1, 2002.

Note 2.    Per Share Information

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at March 31, 2002, consist of shares issuable to holders of outstanding employee stock options, convertible preferred stock, and warrants to purchase convertible preferred stock. Accordingly, because these shares are antidilutive in the periods presented, basic and diluted earnings or loss per share are the same.

Note 3.    Redeemable Preferred Stock

In January 2002, the Company sold to an accredited investor 179,856 shares of Series A Preferred Stock (Preferred Stock) for gross proceeds of $250,000. The offering includes warrants exercisable until April 6, 2006 to purchase 50% of the number of shares of Preferred Stock purchased in the offering with an exercise price of $1.67 per share. The transaction included a provision whereby if the Company closes on additional Preferred Stock at a price lower than $1.39 before May 17, 2002, it will issue the number of Series A shares necessary such that the cost per share of this offering will be equal to the lower price.

The Preferred Stock will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration under the Securities Act or an applicable exemption from the registration requirements of the Securities Act.

Note 4.    Litigation

In August 2000, a lawsuit was filed in King County Superior Court against the Company, a current board member, a former board member and the former CEO and chairman of the board (John Guarino and Ryan Smith vs. Interactive Objects, Inc., et al.). The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company. They claimed that they were induced to sell through fraudulent representations and omissions.The Plaintiffs sought in excess of $25 million in damages.

On March 18, 2002, King County Superior Court dismissed all claims against the Company in this matter. On May 13, 2002 the Court awarded the Company $429,000 in fees and costs from the plaintiffs which earns interest at 12% from the award date. The Plaintiffs have appealed this case to the Washington State Court of Appeals. No receivable related to the award has been recorded as the case is under appeal. Because of the nature of the litigation process, the Company is not able to predict with certainty the final outcome of this matter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FULLPLAY MEDIA SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statement of Forward-Looking Information

This discussion and analysis should be read together with our unaudited condensed consolidated financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective “forward-looking statements” that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words: “believe,” “expect,” “intend,” “anticipate,” and similar expressions; but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including but not limited to the factors set forth in the “Risk Factors,” and “Business” contained in our Annual Report on Form 10-KSB for the year ended December 31, 2001. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

Fullplay Media Systems, Inc. (“Fullplay” or the “Company”) primarily focuses on developing and designing software and hardware for high quality and feature rich digital media recording and playback. In addition to licensing its proprietary technology, the Company provides software engineering, hardware design and manufacturing services to consumer electronics companies, PC manufacturers, computer software companies, and other companies interested in acquiring digital media technology, either directly or through outsourcing. In addition, the Company has developed and designed its own line of digital media devices for resale under the Fullplay™ name or private labeling.

The Company entered the digital media market through the development of Mobile Audio Player software for Microsoft in March and April 1999.This was the first stereo playback software for the Palm-size PC market in the digital music industry.

During 2000, the Company completed the transition from primarily a website and other computer system consulting services business to a business focused on developing and designing software and hardware for high quality and feature rich digital audio recording and playback. During 2001, the Company added digital video and still image technology to its products and services. In the current year, the Company has continued developing its own product offerings including the Darwin™ Digital Jukebox, the Fullplay™ Home Media Center and the Fullplay™ Interactive Merchandising System, a state of the art multimedia kiosk listening and viewing station.

In April 2002, the Company received an order from Trans World Entertainment Corp. (Trans World), a leading specialty retailer of music and video products, for delivery of 16,000 listening and viewing stations for 630 of its FYE locations. The Company has engaged Flextronics, Inc., one of the world’s largest contract manufacturers, to manufacture the devices to Fullplay’s specifications. The Company expects to recognize revenue for this transaction in the second or third quarter of 2002 as it ships the devices. However, any unforeseen factors, such as changes to the technical specifications of the product, component shortages or cancellation of the contract could negatively affect the recognition of revenue for this order.

For more detailed information regarding the Company’s products and services, its customers and markets, risk factors and other aspects of its business, see the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2001.

Results of Operation—Quarter Ended March 31, 2002 Compared to March 31, 2001

Revenues.    Revenues for the quarter ended March 31, 2002 were $142,190 compared to revenues of $622,375 for the quarter ended March 31, 2001. The decrease in revenues was primarily due to a lower level of contract engineering services. The Company expects to achieve increased revenues in the second or third quarter as it begins shipping the Trans World listening and viewing devices.

Depending on the contracts it is performing in any given quarter, the Company has experienced significant concentration of revenues from one or a small number of customers. The Company expects this trend to continue. There can be no assurance as to future revenue levels in total or from a particular customer.

Labor and Benefits Expenses.    Labor and benefits consists of all internal labor costs including: salaries, benefits, and payroll taxes as well as independent contractor fees. Labor and benefits expenses for the quarter ended March 31, 2002 increased by 57% when compared to the first quarter of 2001 from $365,207 to $574,923. The increase in labor and benefits expenses was directly attributable to increased headcount.

As of May 14, 2002, the Company had 22 employees. Seventeen employees were in product development, 1 employee was in sales and marketing, and 4 employees were in general and administrative functions. In addition, the Company hires independent contractors when needed to support specific projects.

Selling, General and Administrative Expenses.    Selling, general and administrative expenses, which represent all costs other than labor and benefits, for the quarter ended March 31, 2002 were $655,675 compared to $544,006 in the first quarter of 2001. The increase in selling, general and administrative expenses was a result of costs incurred in successfully defending a lawsuit which was tried in February and March 2002 in King County Superior Court (see Part II, Item 1. “Legal Proceedings”). The Company incurred in excess of $300,000 during the quarter in direct defense of this matter. On May 13, 2002, the court awarded the Company $429,000 in fees and costs from the plaintiffs which earns interest at 12% from the award date. No receivable related to the award has been recorded as the case is under appeal.

Interest Income, Net.    Interest income, net for the quarter ended March 31, 2002 was $2,359 compared to $4,152 for the first quarter of 2001. This decrease is the result of lower interest rates on invested cash and cash equivalents.

Net Loss.    The Company had a net loss of $1,086,049 for the quarter ended March 31, 2002 compared to a net loss of $282,686 for the same period in 2001. The increase in net loss is due to the factors described above.

Liquidity and Capital Resources.    At March 31, 2002, the Company had cash and cash equivalents of $719,021 and working capital of $472,816 and an available line of credit of $100,000. The Company requires additional financing to sustain operations. Management of the Company is in the process of raising capital from a number of accredited individual investors. Management expects to continue closing on these funds over the next several weeks. Securities that these potential investors may acquire from the Company, if any, will not be registered under the Securities Act of 1933, and the investors will not be able to offer or resell the securities in the United States absent registration or an applicable exemption from registration requirements. In addition, the Company is in the process of retaining an investment bank with the purpose of assisting the Company with its long-term capital requirements. However, there can be no assurance that all of this financing will close or that efforts to raise capital in general will be successful. Failure to succeed in such efforts would have a material adverse effect on the Company’s ability to continue as a going concern.

In January 2002, the Company sold $250,000 of Series A Convertible Preferred Stock in a private placement. See Note 3 in Notes To Condensed Consolidated Financial Statements.

Cash used in operating activities was $724,920 during the first quarter of 2002, compared to $177,227 in the first quarter of 2001. The increase is primarily due to a higher net loss during the first quarter of 2002 than in the same period in 2001.

During the first quarters of 2002 and 2001, investing activities consisting of purchases of fixed assets used net cash of $4,938 and $22,826, respectively. Cash provided by financing activities of $245,087 in the first quarter of 2002 resulted entirely from the sale of Preferred Stock and warrants to acquire Preferred Stock, net of issuance costs. Cash provided by financing activities of $79,346 in the first quarter of 2001 resulted from borrowings on Company’s line of credit.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

In August 2000, a lawsuit was filed in King County Superior Court against the Company, a current board member, a former board member and the former CEO and chairman of the board (John Guarino and Ryan Smith vs. Interactive Objects, Inc., et al.). The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company. They claimed that they were induced to sell through fraudulent representations and omissions.The plaintiffs sought in excess of $25 million in damages.

On March 18, 2002, King County Superior Court dismissed all claims against the Company in this matter. On May 13, 2002, the Court awarded the Company $429,000 in fees and costs from the plaintiffs which earns interest at 12% from the award date. The Plaintiffs have appealed this case to the Washington State Court of Appeals. No receivable related to the award has been recorded as the case is under appeal. Because of the nature of the litigation process, the Company is not able to predict with certainty the final outcome of this matter. However, based on the advice of counsel and the nature of the Court’s rulings, management does not believe there is a significant risk that the court’s rulings will be overturned.

Item 2.    Changes in Securities and Use of Proceeds.

(a)	NONE

(b)
As described in more detail below, in January 2002, the Company sold 179,856 shares of Series A Preferred Stock (Preferred Stock), par value $.01 and warrants to purchase 89,928 shares of Preferred Stock to an accredited investor. The Preferred stock is entitled to a liquidation preference over the Company’s Common Stock equal to the purchase price of the Preferred Stock. The Preferred Stock is also entitled to a cash dividend when and if a cash dividend is declared on the Common Stock. The Preferred Stock dividend must be paid in preference and priority to a dividend on the Common Stock. The liquidation preference could materially diminish the rights of the common stockholders in the event of a liquidation, and the dividend preference will impair the Company’s ability to declare a dividend on the Common Stock if it should choose to do so. At this time, the Company does not intend to declare dividends on the Common Stock in the foreseeable future.

(c)	The following is a description of the equity securities sold by the Company during the quarter ended March 31, 2002 that are not registered under the Securities Act:

In January 2002, the Company sold 179,856 shares of Series A Preferred Stock (Preferred Stock) at $1.39 per share to an accredited investor in a private offering. The offering includes 5-year warrants to purchase 50% of the number of shares of Preferred Stock purchased in the offering with an exercise price of $1.67 per share. Proceeds from the offering were $250,000.

The Preferred Stock has a par value of $0.01 per share and is convertible into shares of the Company’s common stock on a one-to-one ratio and has certain liquidation preferences.

Furthermore, except in cases of underwritten offerings or waiver by the Company, the investor is limited to selling not more than 10% of such common stock in any one calendar month. The Preferred Stock is redeemable at the original purchase price in the event of a change of control, or at a premium if upon the request of the Company. The investor has certain piggy back, S-3 and demand registration rights with respect to the common stock into which the Series A Preferred Stock converts. The transaction included a provision whereby if the Company closes on additional Preferred Stock at a price lower than $1.39 before May 17, 2002, it will issue the number of Series A shares necessary such that the cost per share of this offering will be equal to the lower price.

These securities were offered and sold in private transactions without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration provided by Section 4(2) thereof and Regulation D promulgated thereunder. The investor represented his intention to acquire the securities for investment only and not with a view to or for distribution. In connection with his purchase, an appropriate legend was placed on the certificates representing the Preferred Stock and warrants with respect to transfer and resale and will be placed on the shares issuable upon conversion of the Preferred Stock. The investor received, or had adequate access to information about the Company through information made available to him, including all Company reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULLPLAY MEDIA SYSTEMS, INC.

Dated: May 14, 2002	By:	/s/ RICHARD P. BARBER
Richard P. Barber Vice President of Finance and Chief Financial Officer