Form 10QSB
period 2002-06-30
FULLPLAY MEDIA SYSTEMS INC
filed 2002-08-14
CIK 1060228

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2002.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

FULLPLAY MEDIA SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Commission file number: 0-25373

WASHINGTON	87-0434226
(State or other jurisdiction	(IRS Employer Identification No.)
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of August 13, 2002, the Registrant had 19,084,976 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):    Yes    ☐    No    ☒

FULLPLAY MEDIA SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002	December 31, 2001
ASSETS

Current Assets
Cash and cash equivalents	$1,998,365	$1,203,847
Certificate of deposit	101,873	100,367
Accounts receivable	1,087,453	372,420
Inventory	1,493,543
Prepaid expenses	50,739	110,809

Total current assets	4,731,973	1,787,443

Furniture and Equipment, at cost, less accumulated depreciation of $342,489 and $288,213	235,149	279,506
Other Assets	42,161	76,757

Total Assets	$5,009,283	$2,143,706

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Accounts payable	$1,525,772	$336,229
Accrued expenses	226,251	165,243
Unearned revenue	1,279,400	55,000

Total current liabilities	3,031,423	556,472

Redeemable preferred stock	2,474,834	2,271,302

Stockholders’ Equity (Deficit)
Common stock	190,317	149,676
Additional paid-in capital	10,873,626	8,823,738
Accumulated deficit	(11,560,917)	(9,657,482)

Total stockholders’ deficit	(496,974)	(684,068)

Total liabilities, redeemable preferred stock and stockholders’ equity	$5,009,283	$2,143,706

See accompanying notes to condensed consolidated financial statements.

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenues	$202,563	$964,724	$344,753	$1,587,099
Expenses
Labor and benefits	555,106	567,533	1,130,029	932,740
Selling, general and administrative	468,145	809,763	1,123,820	1,353,769

	1,023,251	1,377,296	2,253,849	2,286,509

Loss from operations	(820,688)	(412,572)	(1,909,096)	(699,410)
Interest income	3,302	12,893	5,661	17,045

Net loss	$(817,386)	$(399,679)	$(1,903,435)	$(682,365)

Basic and diluted loss per share	$(0.05)	$(0.03)	$(0.12)	$(0.05)

Weighted average common shares outstanding	16,218,957	14,952,602	15,594,876	14,952,602

See accompanying notes to condensed consolidated financial statements.

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30, 2002	June 30, 2001
Cash Flows from Operating Activities
Net loss	$(1,903,435)	$(682,365)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on certificate of deposit	(1,506)	(2,553)
Stock compensation	34,614	—
Depreciation	54,277	46,341
Changes in operating assets and liabilities
Accounts receivable	(715,033)	(431,209)
Inventory	(1,493,543)	—
Prepaid expenses and other assets	94,666	57,491
Accounts payable and accrued expenses	1,250,551	339,942
Unearned revenue	1,224,400	53,170

Net cash used in operating activities	(1,455,009)	(619,183)

Cash Used in Investing Activities-
purchases of furniture and equipment	(9,920)	(99,807)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and warrants to acquire preferred stock, net of issuance costs	245,087	2,453,802
Proceeds from issuance of common stock and warrants to acquire common stock, net of issuance costs	2,014,360	—

Net cash provided by financing activities	2,259,447	2,453,802

Net increase in cash	794,518	1,734,812
Cash and cash equivalents, beginning of period	1,203,847	351,501

Cash and cash equivalents, end of period	$1,998,365	$2,086,313

See accompanying notes to condensed consolidated financial statements.

FULLPLAY MEDIA SYSTEMS, INC.
Notes To Condensed Consolidated Financial Statements

Note 1.    Basis of Presentation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all disclosures necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with accounting principles generally accepted in the United States. The unaudited condensed consolidated financial statements include the accounts of Fullplay Media Systems, Inc. (“Fullplay” or the “Company”) and its wholly-owned subsidiary Avatar Interactive, Inc. Significant intercompany transactions have been eliminated in the accompanying unaudited condensed consolidated financial statements. The operating results for interim periods are unaudited and are not necessarily an indication of the results to be expected for the full fiscal year. In the opinion of management, the financial statements reflect all adjustments (consisting only of normal recurring adjustments) that are necessary for a fair presentation of operating results.

These consolidated unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-KSB filed April 1, 2002.

Note 2.    Inventory

Inventory consisting of finished goods is recorded at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis.

Note 3.    Per Share Information

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at June 30, 2002, consist of 7,063,050 shares issuable to holders of outstanding employee stock options, 1,978,415 shares issuable upon conversion of preferred stock, 1,216,062 shares issuable upon conversion of common stock warrants and 989,207 shares issuable upon conversion of Series A Preferred Stock which underlie currently outstanding warrants to acquire Series A Preferred Stock. Accordingly, because these shares are antidilutive in the periods presented, they are not included in the calculation of diluted loss per share and, therefore, basic and diluted loss per share are the same.

Note 4.    Capital Funding

Series A Preferred Stock Offering

In January 2002, the Company sold to an accredited investor 179,856 shares of Series A Preferred Stock (Preferred Stock) for gross proceeds of $250,000. The sale included warrants exercisable until April 6, 2006 to purchase 89,928 shares of Preferred Stock at an exercise price of $1.67 per share. The Preferred Stock holders have been granted certain demand registration rights.

Common Stock Offering

In May and June 2002, the Company sold 4,053,542 shares of common stock at prices ranging from $0.50 to 0.57 per share to a number of accredited investors in a series of separate transactions for gross proceeds to the Company of $2,113,482. In connection with those sales, the Company issued five-year warrants to purchase 1,216,062 shares of common stock at an exercise prices equal to 130% of the common stock sales price per share. The investors received varying demand registration rights. For certain investors representing $1,013,456 of the gross proceeds, the

Company agreed to file with the Securities Exchange Commission a shelf registration statement covering resale of the common stock held by the investors. If the Company does not cause the registration statement to be declared effective under Securities Act of 1933, as amended (the “Securities Act”) by November 3, 2002, the Company is obligated to pay these investors 2% of their investment on that date and every 30 days thereafter until the registration statement is declared effective under the Securities Act. For the remaining investors, the Company has agreed to use its best efforts to register the resale of their common stock.

Note 5.    Litigation

In August 2000, a lawsuit was filed in King County Superior Court against the Company, two former board members and the former CEO and chairman of the board (John Guarino and Ryan Smith vs. Interactive Objects, Inc., et al.). The lawsuit was brought forth by two founders of the Company (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company. They claimed that they were induced to sell through fraudulent representations and omissions. The Plaintiffs sought in excess of $25 million in damages.

On March 18, 2002, the King County Superior Court dismissed all claims against the Company in this matter. On May 13, 2002 the Court awarded the Company $429,000 in fees and costs from the Plaintiffs which earns interest at 12% from the award date. The Plaintiffs have appealed this case to the Washington State Court of Appeals. On June 11, 2002, based on the nature of the court’s ruling, the Company made a demand for coverage to its insurance carrier who had previously denied coverage. The insurance carrier is currently reconsidering coverage, but has not reached a conclusion on the matter. No receivable related to the award of fees and costs has been recorded as the case is under appeal. Because of the nature of the litigation process, the Company is not able to predict with certainty the final outcome of this matter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FULLPLAY MEDIA SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statement of Forward-Looking Information

This discussion and analysis should be read together with our consolidated financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective “forward-looking statements” that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words: “believe,” “expect,” “intend,” “anticipate,” and similar expressions, but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including, but not limited to, the factors set forth in the “Risk Factors,” and “Description of Business” discussions in our Annual Report on Form 10-KSB for the year ended December 31, 2001. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

General

We primarily focus on developing digital media products for commercial and home use and providing engineering and development services in the area of digital media.

We entered the digital media market through the development of Mobile Audio Player software for Microsoft in March and April 1999. This was the first stereo playback software for the Palm-size PC market in the digital music industry.

During 2000, we completed the transition from primarily a website and other computer system consulting services business to a business focused on digital audio. During 2001, through our development efforts, we added to our products and services digital video and still image technology.

We have developed, and continue to develop, a line of digital media devices for resale under the Fullplay™ name or for private labeling. To date we have not sold any products under the Fullplay™ brand or private label.

We have designed a state of the art multimedia kiosk type listening and viewing station (a “LVS). In April 2002, we announced the signing of a contract for the sale of 16,000 LVS devices to Trans World Entertainment Corporation, the nation’s largest mall-based specialty music retailer (“Trans World”). The LVS device is one of the first embedded devices to support Microsoft’s Windows Media 8 technology; incorporating both WMA audio and WMV video playback. The in-store listening and viewing system connects the LVS multimedia preview stations within a single store location to a Microsoft WindowsXP server that provides access to all of the songs and videos from the store’s catalog of titles. Using Windows Media technology to store and stream content, songs and videos can be accessed and previewed from any device at any time. Shoppers simply scan any CD or DVD in the store to access a particular song or video. The system is part of an overall strategic initiative to re-brand Trans World’s 650 mall-based specialty stores and its web site under a single, unified brand, FYE (For Your Entertainment).

We have contracted with Flextronics International USA, Inc., one of the world’s largest contract manufacturers, to build these devices to our specifications.

Shipping of the devices and peripheral equipment began in the final days of June 2002 and is expected to continue throughout the third quarter of 2002. Because the criteria for revenue recognition under accounting principles generally accepted in the United States were not met, those shipments could not be recognized as revenues by June 30, 2002.

In addition, during 2002 we have continued the development of our Fullplay™ Digital Audio Jukebox (“DJ”) and expect to begin selling this product in 2003.

DJ is a consumer electronic device that can convert existing CDs, cassette tapes and LPs to MP3 files and store them on its internal hard disk drive. It can connect to home PCs in order to download music from the Internet, and as a standalone unit, the DJ plays standard audio format CDs as well as MP3, WMA and AAC digital format CDs. It can also encode (record) CDs and other analog music into a variety of MP3 sample rate formats (i.e. differing levels of compression) and store this music on its hard drive, providing high quality digital music playback. To date, we have not sold any DJs under either the Fullplay™ name or private label.

In addition to the above product offerings, we continue to develop other products and services focused on digital media.

For more detailed information regarding our products and services, our customers and markets, and other aspects of our business, see our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Results of Operations—Three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001

Revenues.    Revenues for the three and six months ended June 30, 2002 were $202,563 and $344,753, respectively, compared to $964,724 and $1,587,099 for the three and six months ended June 30, 2001, respectively. This decrease in revenues for the comparative three- and six-month periods is due to our heightened focus on developing and selling our own products rather than performing contract engineering services. Assuming we perform under existing contracts, we expect revenues for the remainder of the year to exceed $9 million.

Depending on the contracts we have performed in any given quarter, we have experienced significant concentration of revenues from one or a small number of customers. We expect this trend to continue until we are successful in selling our own consumer electronic products to a wide variety of customers, if ever. There can be no assurance as to future revenue levels in total or from a particular customer. During the three months ended June 30, 2002, 95% of our revenues came from two customers. During the six months ended June 30, 2002, 93% of our revenues came from those same two customers.

Labor and Benefits Expenses.    Labor and benefits includes all internal labor costs such as salaries, benefits, and payroll taxes and independent contractor fees. Labor and benefits expenses for the three and six months ended June 30, 2002 were $555,106 and $1,130,029, respectively, compared to $567,533 and $932,740 incurred in the three and six months ended June 30, 2001, respectively. The increase in labor and benefits expenses during the comparable six-month periods is directly attributable to a higher head-count during the first quarter of 2002 compared to the first quarter of 2001.

As of June 30, 2002, we had 24 employees and two regularly used full- or part-time consultants. Of the employees, 19 worked primarily in product development, including the delivery of engineering services to customers, one had primarily a sales and marketing role, and four had primarily general and administrative functions. We manage our staffing levels to achieve greater efficiencies and meet customer demands through the use of contract employees.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses represent all operating costs other than labor and benefits. For the three and six months ended June 30, 2002 SG&A expenses were

$468,145 and $1,123,820, respectively, compared to $809,763 and $1,353,769 during the same respective periods in the prior year. The decrease in selling, general and administrative expenses for the three and six months ended June 30,2002 compared to the three and six months ended June 30,2001 was primarily a result of significant research and development expenditures during the prior year period associated with contract engineering services including the building of prototypes for Trans World Entertainment. The decrease in SG&A expenses for the six-months ended June 30, 2002 compared to the same period last year was offset by significant litigation costs incurred in the first quarter of 2002 in successfully defending a lawsuit which was tried in February and March 2002 (see Pary II, Item 1. “Legal Proceedings”). The court awarded us $429,000 in fees and costs from the plaintiffs in this matter which earns interest at 12% from the May 18, 2002 award date. No receivable for the award has been recorded as the case is under appeal.

Interest Income, Net.    Interest income, net for the three and six months ended June 30, 2002 was $3,302 and $5,661, respectively, compared to $12,893 and $17,045 for the respective three and six months ended June 30, 2001. The decrease during the comparable periods is primarily attributable to lower interest rates on invested cash and cash equivalent balances.

Net Loss.    We had a net loss of $817,386 and $1,903,435, respectively for the three and six months ended June 30, 2002 compared to a net loss of $399,679 and $682,365, respectively, for the same periods in 2001. The increase in net loss during 2002 is the result of decreased revenues and the fluctuations in operating expenses described above.

Liquidity and Capital Resources.

At June 30, 2002, we had cash and cash equivalents of $1,998,365.

Cash used in operating activities was $1,455,009 during the six months ended June 30, 2002, compared to cash used in operating activities of $619,183 in the first six months of 2001. The increase is primarily due to higher net loss during the first six months of 2002 than in the same period in 2001. Increases in Accounts Receivable and Inventory were offset by increases in Accounts Payable and Unearned Revenue.

During the first six months of 2002 and 2001, investing activities used net cash of $9,920 and $99,807, respectively, consisting entirely of purchases of furniture and equipment.

Cash provided by financing activities of $2,259,447 in the first six months of 2002 consisted of net proceeds of $245,087 from the issuance of Series A Preferred Stock and net proceeds of $2,014,360 from the issuance of common stock. Cash provided by financing activities of $2,453,802 in the first six months of 2001 resulted entirely from net proceeds from the sale of Series A Preferred Stock.

Based on our current proposed plans and assumptions relating to product releases and sales, we believe we may require additional capital financing prior to reaching profitability. However, we cannot guarantee that any additional financing will be available when needed, or, if available will be on terms favorable to us and our stockholders.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

In August 2000, a lawsuit was filed in King County Superior Court against us, a current board member, a former board member and the former CEO and chairman of the board (John Guarino and Ryan Smith vs. Interactive Objects, Inc., et al.). The lawsuit was brought by two of our founders (Plaintiffs) who, in 1999, agreed to sell the majority of their shares of Company stock back to the Company. They claimed that they were induced to sell through fraudulent representations and omissions. The Plaintiffs sought in excess of $25 million in damages.

On March 18, 2002, King County Superior Court dismissed all claims against the Company in this matter. On May 13, 2002 the Court awarded the Company $429,000 in fees and costs from the Plaintiffs, which earns interest at 12% from the award date. The Plaintiffs have appealed this case to the Washington State Court of Appeals. No receivable related to the award has been recorded as the case is under appeal.

Because of the nature of the litigation process, we are not able to predict with certainty the final outcome of this matter.

Item 2.    Changes in Securities and Use of Proceeds.

(c)	The following is a description of the equity securities sold by the Company during the quarter ended June 30, 2002 that were not registered under the Securities Act:

In May and June 2002, the Company sold 4,053,542 shares of common stock at prices ranging from $0.50 to 0.57 per share to several accredited investors for gross proceeds in the amount of $2,113,482. Each of the sales included five-year warrants to acquire 30% of the number of common shares sold at 130% of the sales price per share. Total offering costs were $99,122 including a finders fee in the amount of $81,076 paid to an investment bank. The investors received varying demand registration rights. For certain investors representing $1,013,456 of the gross proceeds, the Company agreed to file with the Securities and Exchange Commission a shelf registration statement covering resale of the common stock held by the investors. If the Company does not cause the shelf registration statement to be declared effective under the Securities Act of 1933, as amended (the “Securities Act”) by November 3, 2002 the Company is obligated to pay these investors 2% of their investment on that date and every 30 days thereafter until the registration statement is declared effective under the Securities Act. For the remaining investors, the Company has agreed to use its best efforts to register the resale of their common stock.

These securities were offered and sold in private transactions without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Each person purchasing the securities represented their intention to acquire the securities for investment only and not with a view to or for distribution. In connection with their purchase, an appropriate legend was placed on the certificates representing the common stock with respect to transfer and resale and will be placed on the shares issuable upon exercise of the warrants. All of the investors received, or had adequate access to information about the Company through information made available to them, including all Company reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

The Company’s 2002 Annual Meeting of Shareholders will be held on November 20, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 10.1.    Promissory Note from Richard P. Barber to Fullplay Media Systems, Inc.

Exhibit 99.1.    Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 99.2.    Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

Form 8-K filed July 15, 2002 announcing the 2002 annual meeting of shareholders tentatively scheduled for November 20, 2002 and giving notice of applicable deadlines for shareholder proposals and matters to be brought before the meeting of shareholders.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULLPLAY MEDIA SYSTEMS, INC.

Dated: August 14, 2002	By:	/S/ RICHARD P. BARBER
Richard P. Barber Vice President of Finance, CFO, Secretary and Treasurer