Form 10QSB
period 2002-09-30
FULLPLAY MEDIA SYSTEMS INC
filed 2002-11-14
CIK 1060228

U.S. Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2002.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

FULLPLAY MEDIA SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Commission file number: 0-25373

WASHINGTON	87-0434226
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: As of November 13, 2002, the Registrant had 19,309,976 shares of Common Stock outstanding.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT (check one):    Yes  ☐    No  ☒

FULLPLAY MEDIA SYSTEMS, INC.
QUARTERLY REPORT ON FORM 10-QSB

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited).

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
ASSETS
Current Assets
Cash and cash equivalents	$1,401,033	$1,203,847
Certificate of deposit	102,382	100,367
Accounts receivable	2,020,983	372,420
Inventory	2,489,248
Prepaid expenses and other current assets	1,187,092	110,809

Total current assets	7,200,738	1,787,443

Furniture and Equipment, at cost, less accumulated depreciation of $369,343 and $288,213	227,107	279,506
Other Non-Current Assets	77,998	76,757

Total Assets	$7,505,843	$2,143,706

LIABILITIES, REDEEMABLE PREFERRED STOCK, AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities
Accounts payable	$5,087,368	$336,229
Accrued expenses	188,322	165,243
Unearned revenue	1,088,444	55,000

Total current liabilities	6,364,134	556,472

Redeemable preferred stock	2,474,834	2,271,302

Stockholders’ Equity (Deficit)
Common stock	191,850	149,676
Additional paid-in capital	10,946,325	8,823,738
Accumulated deficit	(12,471,300)	(9,657,482)

Total stockholders’ deficit	(1,333,125)	(684,068)

Total liabilities, redeemable preferred stock and stockholders’ deficit	$7,505,843	$2,143,706

See accompanying notes to condensed consolidated financial statements.

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001
Revenues
Product Sales	$3,246,224	$—	$3,246,224	$—
Services and Licenses	3,300	1,049,613	348,053	2,636,712

	3,249,524	1,049,613	3,594,277	2,636,712
Expenses
Cost of Product Sales	3,003,426		3,003,426
Research and Development	832,253	1,051,846	2,107,992	2,699,239
Selling, general and administrative	329,458	170,384	1,307,568	809,500

	4,165,137	1,222,230	6,418,986	3,508,739

Loss from operations	(915,613)	(172,617)	(2,824,709)	(872,027)
Interest income, net	5,230	15,723	10,891	32,768

Net loss	$(910,383)	$(156,894)	$(2,813,818)	$(839,259)

Basic and diluted loss per share	$(0.05)	$(0.01)	$(0.17)	$(0.06)

Weighted average common shares outstanding	19,102,166	14,952,602	16,763,973	14,952,602

See accompanying notes to condensed consolidated financial statements.

FULLPLAY MEDIA SYSTEMS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30, 2002	September 30, 2001
Cash Flows from Operating Activities
Net loss	$(2,813,818)	$(839,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest earned on certificate of deposit	(2,015)	(3,850)
Stock compensation	76,694	2,291
Depreciation	81,129	70,155
Changes in operating assets and liabilities
Accounts receivable	(1,648,563)	(487,877)
Inventory	(2,489,248)	—
Prepaid expenses and other assets	(1,077,525)	(81,103)
Accounts payable and accrued expenses	4,774,218	170,240
Unearned revenue	1,033,444	28,169

Net cash used in operating activities	(2,065,684)	(1,141,234)

Cash Used in Investing Activities—purchases of furniture and equipment	(28,730)	(122,145)

Cash Flows from Financing Activities
Proceeds from issuance of preferred stock and warrants to acquire preferred stock, net of issuance costs	245,087	2,453,802
Proceeds from issuance of common stock and warrants to acquire common stock, net of issuance costs	2,046,513	—

Net cash provided by financing activities	2,291,600	2,453,802

Net increase in cash	197,186	1,190,423
Cash and cash equivalents, beginning of period	1,203,847	351,501

Cash and cash equivalents, end of period	$1,401,033	$1,541,924

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

The financial statements have been prepared on the going concern basis, which presumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred significant losses and negative cash flow from operations in each of the last two years and for the nine month period ended September 30, 2002. As of September 30, 2002 the Company had an accumulated deficit of $12,471,300, working capital of $836,604 and a $100,000 available line of credit. The Company will require additional funds in the near term, either through revenues not in the current backlog or through capital financing. Based on its expected spending levels and the timing of the spending and expected revenues, the Company believes it will have sufficient cash to sustain operations at least through January 31, 2003. This estimated date could be earlier if the Company is required to make expenditures to fulfill component purchases in connection with customer contracts earlier than expected, if there are unexpected expenditures, if suppliers or service providers require prepayment for goods or services, and for various other reasons. Management is in the process of attempting to raise capital and has hired an investment bank to aid in those efforts. However, there can be no assurance financing will be available and if it is, it may be highly dilutive and otherwise on terms not favorable to the Company and its shareholders. Raising capital has become increasingly difficult for many companies. The Company may have to curtail operations including significantly reducing the number of its employees and its overhead expenses. However, such steps will not eliminate the Company’s need for additional funds in the very near term. Failure to succeed in efforts to obtain additional funds would result in the Company’s inability to continue as a going concern. The Company may be required to seek a sale or merger of the Company, its business, or its assets on terms not favorable to its shareholders. There can be no assurance that any of these efforts will be successful.

These consolidated unaudited interim financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Form 10-KSB filed April 1, 2002.

Certain reclassifications have been made to the 2001 balances to conform with the 2002 presentation.

Note 2.    Inventory

Inventory consisting of finished goods is recorded at the lower of cost or net realizable value. Cost is determined on a first-in, first-out basis.

Note 3.    Revenue Recognition

Product revenues: Product revenues consist of sales of our Interactive Merchandising System (“IMS”), a software driven device for in-store sampling and previewing of CDs, DVDs, and video games. The Company recognizes revenue for its interactive merchandising system in accordance with the American Institute of Certified Public Accountant’s Statement of Position, 97-2, “Software Revenue Recognition” (“SOP-97-2”). IMS contracts typically constitute multiple-element arrangements in which vendor specific objective evidence (“VSOE”) is required for all undelivered elements in order to recognize revenue for delivered elements. The Company does not have VSOE for any elements other than post-contract customer support (“PCS”). As such, revenue is deferred on delivered elements until the only remaining undelivered element is PCS. PCS is recognized ratably over the PCS term and is classified as service revenues. Direct costs related to delivered elements for which revenue recognition criteria are not met are capitalized and included in prepaid expenses and other current assets. Such direct costs amounted to $929,032 at September 30, 2002 and nil at December 31, 2001.

Service revenues: Service revenues consist primarily of short-term engineering services and the PCS element of IMS arrangements. The Company recognizes service revenues for engineering engagements once the services have been performed.

Software license fees: Revenue from software licensed to original equipment manufacturers (OEM) is generally recognized when the OEM ships its product incorporating the Company’s software to the end user.

Customer reimbursement of direct expenditures made by the Company, which are due the company under contractual terms, are recorded as revenue at the time such expenditures are made.

Unearned revenue represents payments received from customers prior to product delivery or service performance or prior to having met other revenue recognition criteria in accordance with SOP 97-2.

In all cases, revenue is not recognized until persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed and determinable, and collectibility is probable.

Note 4.    Per Share Information

Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding in the period. Diluted loss per share takes into consideration common shares outstanding (computed under basic loss per share) and potentially dilutive common shares. Potentially dilutive common shares at September 30, 2002, consist of 8,970,349 shares issuable to holders of outstanding employee stock options, 1,978,415 shares issuable upon conversion of preferred stock, 1,246,062 shares issuable upon conversion of common stock warrants and 989,207 shares issuable upon conversion of Series A Preferred Stock which underlie currently outstanding warrants to acquire Series A Preferred Stock. Accordingly, because these shares are antidilutive in the periods presented, they are not included in the calculation of diluted loss per share and, therefore, basic and diluted loss per share are the same.

Note 5.    Capital Funding

Series A Preferred Stock Offering

In January 2002, the Company sold to an accredited investor 179,856 shares of Series A Preferred Stock (“Preferred Stock”) for gross proceeds of $250,000. The sale included warrants exercisable until April 6, 2006 to purchase 89,928 shares of Preferred Stock at an exercise price of $1.67 per share. The Preferred Stock holders have been granted certain demand registration rights.

Common Stock Offering

In May, June and September 2002, the Company sold 4,153,542 shares of common stock at prices ranging from $0.50 to 0.57 per share to a number of accredited investors in a series of separate transactions for gross proceeds to the Company of $2,163,513. In connection with those sales, the Company issued five-year warrants to purchase 1,246,062 shares of common stock at an exercise price equal to 130% of the common stock sales price per share. The investors received varying demand registration rights. For certain investors representing $1,013,456 of the gross proceeds, the Company agreed to file with the Securities Exchange Commission a shelf registration statement covering resale of the common stock held by the investors. If the Company did not cause the registration statement to be declared effective under Securities Act of 1933, as amended (the “Securities Act”) by November 3, 2002, the Company would be obligated to pay these investors 2% of their investment on that date and every 30 days thereafter until the registration statement is declared effective under the Securities Act. For the remaining investors, the Company has agreed to use its best efforts to register the resale of their common stock. As of November 13, 2002, no registration statement had been filed in connection with this offering and, therefore, as of that date, the company has incurred an obligation of $20,269 which will recur on a monthly basis until a registration statement is declared effective.

Note 6.    Litigation

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

On March 18, 2002, the King County Superior Court dismissed all claims against the Company in this matter. On May 13, 2002 the Court awarded the Company $429,000 in fees and costs from the Plaintiffs which earns interest at 12% from the award date. The Plaintiffs have appealed this case to the Washington State Court of Appeals. On June 11, 2002, based on the nature of the court’s ruling, the Company made a demand for coverage to its insurance carrier who had previously denied coverage. The insurance carrier once again denied coverage. No receivable related to the award of fees and costs has been recorded as the case is under appeal. Because of the nature of the litigation process, the Company is not able to predict with certainty the final outcome of this matter.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FULLPLAY MEDIA SYSTEMS, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Statement of Forward-Looking Information

This discussion and analysis should be read together with our condensed consolidated financial statements and related notes appearing in Item 1, above. This report contains both objective historical information and subjective “forward-looking statements” that are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and bear certain risks and uncertainties that could cause actual results to differ materially from those projected. Generally, forward-looking statements are prefaced by the words: “believe,” “expect,” “intend,” “anticipate,” and similar expressions, but their absence does not mean that a statement is not forward-looking. Numerous factors both within and outside our control could affect our actual results, including, but not limited to, the factors set forth in the “Risk Factors,” and “Description of Business” discussions in our Annual Report on Form 10-KSB for the year ended December 31, 2001. These risk factors, among others, could cause results to differ materially from those presently anticipated by us. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date of this report or to reflect the occurrence of anticipated events.

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

We have designed a state of the art multimedia kiosk type interactive merchandising system (“IMS”). IMS offers retailers a powerful new software driven solution for in-store sampling and previewing of CDs, DVDs, and video games. Fullplay’s IMS includes interactive, media preview stations that are mountable on walls, waterfall racks, or end caps, allowing retailers to place multiple stations throughout the store. IMS can also include server software that distributes content from a central location, and gives retailers tools to design custom preview experiences in support of specific promotions and initiatives.

We have partnered with content providers to extend our IMS offering to include the audio and video content that will be played by the IMS, giving us the ability to offer our customers the full solution to their in-store sampling needs.

In April 2002, we announced the signing of a contract for the sale of 16,000 IMS preview stations to Trans World Entertainment Corporation, the nation’s largest mall-based specialty music retailer (“Trans World”). The system is part of an overall strategic initiative to re-brand Trans World’s 650 mall-based specialty stores and its web site under a single, unified brand, FYE (For Your Entertainment).

We contracted with Flextronics International USA, Inc., one of the world’s largest contract manufacturers, to build the Trans World devices to our specifications.

Shipping of the devices and peripheral equipment began in the final days of June 2002 and is expected to be completed in the fourth quarter of 2002.

In addition, during 2002 we have continued the development of our Fullplay™ Digital Audio Jukebox (“DJ”) and expect to begin selling this product when and if sufficient financing is obtained to fund the working capital requirements for launching this consumer product.

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

In addition to the above product offerings, we continue to offer our engineering and development services to selected strategic customers.

For more detailed information regarding our products and services, our customers and markets, and other aspects of our business, see our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Results of Operations—Three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001

Revenues.    Revenues for the three and nine months ended September 30, 2002 were $3,249,524 and $3,594,277, respectively, compared to $1,049,613 and $2,636,712 for the three and nine months ended September 30, 2001, respectively. This increase in revenues for the comparative three and nine month periods is due to our recognition of revenues associated with the delivery of our IMS devices to Trans World. We expect revenues for the fourth quarter to exceed $6 million.

Depending on the contracts we have performed in any given quarter, we have experienced significant concentration of revenues from one or a small number of customers. We expect this trend to continue until we are successful in selling our own consumer electronic products to a wide variety of customers, if ever. There can be no assurance as to future revenue levels in total or from a particular customer. During the three months ended September 30, 2002, virtually all of our revenues came from one customer. During the nine months ended September 30, 2001, 86% of our revenues came from three customers, each individually accounting for more than 10% of our revenues.

Cost of Product Sales.    Cost of product sales includes the direct costs of manufacturing IMS devices. Cost of product sales were $3,003,426 for both the three and nine months ended September 30, 2002. Gross margins are reflective of our aggressive pricing associated with obtaining our first IMS sales contract. We expect gross margins for the fourth quarter of 2002 to be similar to those for the three months ended September 30, 2002. Gross margins on subsequent IMS sales are expected to improve over those achieved with our first customer, Trans World.

Research and Development.    Research and development expenses for the three and nine months ended September 30, 2002 were $832,253 and $2,107,992, respectively, compared to $1,051,846 and $2,699,239 incurred in the three and nine months ended September 30, 2001, respectively. The decrease in research and development expenses is primarily due to higher expenses in 2001 associated with the initial development of the IMS devices.

Selling, General and Administrative Expenses.    Selling, general and administrative (“SG&A”) expenses for the three and nine months ended September 30, 2002 were $329,458 and $1,307,568, respectively, compared to $170,684 and $809,500 during the same respective periods in the prior year. The increase in SG&A expenses for the three months ended September 30, 2002 compared to the three months ended September 30, 2001 was primarily a result of a refund received during the three months ended September 30, 2001 for overpaid B&O taxes primarily relating to years preceding 2001. The increase in SG&A expenses for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 was the result of the aforementioned B&O tax refund as well as significant litigation costs incurred in the first quarter of 2002 in successfully defending a lawsuit which was tried in February and March 2002. The court awarded us $429,000 in fees and costs from the plaintiffs in this matter which earns interest at 12% from the May 18, 2002 award date. No receivable for the award has been recorded as the case is under appeal.

Interest Income, Net.    Interest income, net for the three and nine months ended September 30, 2002 was $5,230 and $10,891, respectively, compared to $15,723 and $32,768 for the respective three and nine months ended September 30, 2001. The decrease during the comparable periods is primarily attributable to lower interest rates on invested cash and cash equivalent balances as well as lower average invested balances during 2002.

Net Loss.    The Company had net losses of $910,383 and $2,813,818, respectively for the three and nine months ended September 30, 2002 compared to net losses of $156,894 and $839,259, respectively, for the same periods in 2001. The increase in net loss during 2002 is the result of the lower margin revenues in 2002 and fluctuations in operating expenses described above.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash and cash equivalents of $1,401,033, working capital of $836,604, and an available line of credit of $100,000 secured by a certificate of deposit. The Company will require additional funds in the near term, either through revenues not in the current backlog or through capital financing. Based on its expected spending levels and the timing of the spending and expected revenues, the Company believes it will have sufficient cash to sustain operations at least through January 31, 2003. This estimated date could be earlier if the Company is required to make expenditures to fulfill component purchases in connection with customer contracts earlier than expected, if there are unexpected expenditures, if suppliers or service providers require prepayment for goods or services, and for various other reasons. Management is in the process of attempting to raise capital and has hired an investment bank to aid in those efforts. However, there can be no assurance financing will be available and if it is, it may be highly dilutive and otherwise on terms not favorable to the Company and its shareholders. Raising capital has become increasingly difficult for many companies. The Company may have to curtail operations including significantly reducing the number of its employees and its overhead expenses. However, such steps will not eliminate the Company’s need for additional funds in the very near term. Failure to succeed in efforts to obtain additional funds, either through revenues or financing, would result in the Company’s inability to continue as a going concern. The Company may be required to seek a sale or merger of the Company, its business, or its assets on terms not favorable to its shareholders. There can be no assurance that any of these efforts will be successful.

Cash used in operating activities was $2,065,684 during the nine months ended September 30, 2002, compared to cash used in operating activities of $1,141,234 in the first nine months of 2001. The increase is primarily due to the higher net loss during the first nine months of 2002 than in the same period in 2001 offset by fluctuations in operating assets and liabilities.

During the first nine months of 2002 and 2001, investing activities used net cash of $28,730 and $122,145, respectively, consisting entirely of purchases of furniture and equipment.

Cash provided by financing activities of $2,291,600 in the first nine months of 2002 consisted of net proceeds of $245,087 from the issuance of Series A Preferred Stock and net proceeds of $2,046,513 from the issuance of common stock. Cash provided by financing activities of $2,453,802 in the first nine months of 2001 resulted entirely from net proceeds from the sale of Series A Preferred Stock.

Item 3.    Controls and Procedures

Evaluation of disclosure controls and procedures.    Based upon their evaluation of the Company’s disclosure controls and procedures as of a date within 90 days of the filing of this quarterly report on Form 10-QSB (Evaluation Date), the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective.

Changes in internal controls.    There were no significant changes in the Company’s internal controls, or to the Company’s knowledge, other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

Except as described in the Part II, Item 1 of the Company’s 10-QSB for the quarters ended June 30,2002 and March 31, 2002, there have been no material developments in legal proceedings involving the Company or its subsidiary since those reported in our Annual Report on Form 10-KSB for the year ended December 31, 2001.

Item 2.    Changes in Securities and Use of Proceeds.

(c)    The following is a description of the equity securities sold by the Company during the quarter ended September 30, 2002 that were not registered under the Securities Act:

In September 2002, the Company sold 100,000 shares of common stock at $0.50 per share to an accredited investor for gross proceeds in the amount of $50,000. The sale included five-year warrants to acquire 30% of the number of common shares sold at 130% of the sales price per share. The Company has agreed to use its best efforts to register the resale of this common stock.

These securities were offered and sold in a private transaction without registration under the Securities Act of 1933, as amended (the “Act”), in reliance upon the exemption from registration provided by Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. The investor represented his intention to acquire the securities for investment only and not with a view to or for distribution. In connection with his purchase, an appropriate legend was placed on the certificates representing the common stock with respect to transfer and resale and will be placed on the shares issuable upon exercise of the warrants. The investor received, or had adequate access to information about the Company, including all Company reports filed with the SEC pursuant to the Securities Exchange Act of 1934.

Item 3.    Defaults upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None

Item 5.    Other Information.

The Company’s 2002 Annual Meeting of Shareholders will be held on November 20, 2002.

Item 6.    Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Exhibit 3.1	Amended and Restated Bylaws

Exhibit 99.1	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350 (Section 906 of the Sarbanes-Oxley Act of 2002)

(b)	Reports on Form 8-K.

Form 8-K filed July 15, 2002 announcing the 2002 annual meeting of shareholders scheduled for November 20, 2002 and giving notice of applicable deadlines for shareholder proposals and matters to be brought before the meeting of shareholders.

SIGNATURE

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FULLPLAY MEDIA SYSTEMS, INC.

Dated: November 13, 2002	By:	/S/ RICHARD P. BARBER
Richard P. Barber Vice President of Finance, CFO, Secretary and Treasurer

CERTIFICATIONS

I, Dennis Tevlin, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Fullplay Media Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/S/ DENNIS TEVLIN
Dennis Tevlin Chief Executive Officer

I, Richard Barber, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-QSB of Fullplay Media Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	By:	/S/ RICHARD P. BARBER
Richard P. Barber Chief Financial Officer